Form 10-Q
period 2000-09-30
LARGE SCALE BIOLOGY CORP
filed 2000-11-14
CIK 1108951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

  [x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934. For the quarterly period ended September 30, 2000.

  [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934.  For the transition period
      from          to          .
           --------    ---------

                             Commission File Number
                                     0-31275

                         LARGE SCALE BIOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                     77-0154648
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                     identification number)

            3333 Vaca Valley Parkway, Suite 1000, Vacaville, CA 95688
              (Address of principal executive offices and zip code)
                                 (707) 446-5501
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Number of Shares Outstanding
-----
Common Stock $0.001 par value                   24,360,775

                         LARGE SCALE BIOLOGY CORPORATION

                                                                                      PAGE
                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements, Unaudited

           Condensed Consolidated Balance Sheets -
               September 30, 2000 and December 31, 1999                                  1

           Condensed Consolidated Statements of Operations-
               Three and Nine Months ended September 30, 2000 and 1999                   2

           Condensed Consolidated Statements of Cash Flows -
               Nine Months ended September 30, 2000 and 1999                             3

           Condensed Consolidated Statement of Stockholders' Equity (Deficit) -
               Nine Months ended September 30, 2000                                      4

           Notes to Condensed Consolidated Financial Statements                          5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                         9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                   26

Part II - Other Information

Item 1.    Legal Proceedings                                                            26

Item 2.    Changes in Securities and Use of Proceeds                                    26

Item 3.    Defaults Upon Senior Securities                                              27

Item 4.    Submission of Matters to a Vote of Security Holders                          27

Item 5.    Other Information                                                            28

Item 6.    Exhibits and Reports on Form 8-K                                             28

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         LARGE SCALE BIOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                 September 30, 2000    December 31, 1999
                                                 ------------------    -----------------
ASSETS

Current assets
   Cash and cash equivalents                        $  56,675,000       $   6,975,000
   Marketable securities                               34,070,000           7,124,000
   Accounts receivable                                  1,738,000             141,000
   Prepaid expenses and other current assets            1,184,000             976,000
                                                    -------------       -------------
     Total current assets                              93,667,000          15,216,000
Property, plant, and equipment, net                     9,117,000           9,504,000
Intangible assets, net                                  5,035,000           3,843,000
Other assets                                            2,133,000           3,199,000
                                                    -------------       -------------
                                                    $ 109,952,000       $  31,762,000
                                                    =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable                                 $   1,326,000       $   1,419,000
   Accrued expenses                                     1,237,000           1,255,000
   Current portion of long-term debt                    2,386,000           2,184,000
   Deferred revenue and customer advances              11,878,000          11,872,000
                                                    -------------       -------------
     Total current liabilities                         16,827,000          16,730,000
   Long-term debt                                       1,391,000           2,457,000
   Long-term deferred revenue                             832,000           7,898,000
   Warrant liability                                           --          11,380,000
                                                    -------------       -------------
     Total liabilities                                 19,050,000          38,465,000
                                                    -------------       -------------

Stockholders' equity (deficit)
   Convertible preferred stock                                             40,497,000
   Common stock                                       189,662,000          39,469,000
   Stockholder notes receivable                          (114,000)           (112,000)
   Deferred compensation                               (5,875,000)         (7,825,000)
   Accumulated deficit                                (92,771,000)        (78,732,000)
                                                    -------------       -------------
     Total stockholders' equity (deficit)              90,902,000          (6,703,000)
                                                    -------------       -------------
                                                    $ 109,952,000       $  31,762,000
                                                    =============       =============

See accompanying notes

                         LARGE SCALE BIOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                               Three months ended September 30,     Nine months ended September 30,
                                               ---------------------------------    ----------------------------------
                                                    2000              1999               2000              1999
                                               ---------------    --------------    ---------------    ---------------
Revenues                                       $  6,338,000       $  4,093,000       $ 17,572,000       $ 10,223,000
                                               ------------       ------------       ------------       ------------
Costs and expenses:
    Development agreements                        2,561,000          1,998,000          6,405,000          5,210,000
    Research and development                      3,743,000          2,657,000         11,139,000          6,722,000
    General, administrative and marketing         2,405,000          1,710,000          5,941,000          6,061,000
    Purchased research and development                                                                    21,362,000
    Stock compensation bonus                      7,268,000                 --          7,268,000                 --
    Amortization of goodwill and
     purchased intangibles                          325,000            170,000            872,000            453,000
                                               ------------       ------------       ------------       ------------
       Total costs and expenses                  16,302,000          6,535,000         31,625,000         39,808,000
                                               ------------       ------------       ------------       ------------
Gain on litigation settlement                                                                              1,300,000
                                               ------------       ------------       ------------       ------------
Loss from operations                             (9,964,000)        (2,442,000)       (14,053,000)       (28,285,000)
                                               ------------       ------------       ------------       ------------

Other income (expense):
    Interest income                                 757,000             80,000          1,101,000            235,000
    Interest expense                                (91,000)           (89,000)          (276,000)          (201,000)
    Change in fair value of warrant              (1,365,000)                --           (811,000)                --
                                               ------------       ------------       ------------       ------------
       Total other income (expense)                (699,000)            (9,000)            14,000             34,000
                                               ------------       ------------       ------------       ------------
Loss before provision for income tax            (10,663,000)        (2,451,000)       (14,039,000)       (28,251,000)
Provision for income tax                                 --           (190,000)                --           (190,000)
                                               ------------       ------------       ------------       ------------
Net loss                                       $(10,663,000)      $ (2,641,000)      $(14,039,000)      $(28,441,000)
                                               ============       ============       ============       ============


Net loss per share--basic and diluted          $      (0.60)      $      (0.28)      $      (1.15)      $      (3.07)
                                               ============       ============       ============       ============
Weighted average shares outstanding
  basic and diluted                              17,749,193          9,282,482         12,186,960          9,271,349
                                               ============       ============       ============       ============


  See accompanying notes

                         LARGE SCALE BIOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                    UNAUDITED

                                                                   Nine months ended September 30,
                                                                  ---------------------------------
                                                                      2000                 1999
                                                                  -------------        ------------
Cash flows from operating activities:
   Cash received from customers                                   $  8,910,000         $ 18,363,000
   Cash received from litigation settlements                                              1,300,000
   Cash paid to suppliers and employees                            (19,563,000)         (14,365,000)
   Interest received                                                   957,000              290,000
   Interest paid                                                      (272,000)            (172,000)
                                                                  ------------         ------------
     Net cash provided by (used in) operating activities            (9,968,000)           5,416,000
                                                                  ------------         ------------
Cash flows from investing activities:
   Purchase of marketable securities                               (37,861,000)                  --
   Proceeds from matured marketable securities                      11,053,000            4,027,000
   Capital expenditures                                             (2,152,000)          (4,221,000)
   Net cash acquired in business combination                                --               21,000
   Capitalized acquisition costs                                            --              (53,000)
   Increase in intangible and other assets                          (1,077,000)            (259,000)
   Employee loan repayment                                               8,000                2,000
   Exercise of call option                                             (74,000)                  --
                                                                  ------------         ------------
     Net cash used in investing activities                         (30,103,000)            (483,000)
                                                                  ------------         ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                           90,227,000                   --
   Proceeds from issuance of common stock warrant                           --            2,565,000
   Proceeds from issuance of long-term debt                            745,000            3,078,000
   Change in restricted cash                                           408,000             (461,000)
   Principal payment on long-term debt                              (1,609,000)            (667,000)
                                                                  ------------         ------------
     Net cash provided by financing activities                      89,771,000            4,515,000
                                                                  ------------         ------------
Net increase in cash and cash equivalents                           49,700,000            9,448,000

Cash and cash equivalents at beginning of period                     6,975,000            3,484,000
                                                                  ------------         ------------
Cash and cash equivalents at end of period                        $ 56,675,000         $ 12,932,000
                                                                  ============         ============
Reconciliation of net loss to net cash provided by (used in)
   operating activities
Net loss                                                          $(14,039,000)        $(28,441,000)
                                                                  ------------         ------------
   Depreciation of property, plant and equipment                     2,539,000            1,479,000
   Amortization of intangible and other assets                       1,097,000              828,000
   Charge-off of capitalized patent costs                                   --            1,517,000
   Accrued interest and amortized discount on marketable
     securities                                                       (136,000)              59,000
   Issuance of common stock for services                                                      1,000
   Purchased research and development                                       --           21,362,000
   Stock compensation bonus and amortization of deferred
     stock compensation                                              9,216,000               48,000
   Change in fair value of warrant                                     811,000                   --
   Changes in assets and liabilities:
     Accounts receivable                                            (1,597,000)             (94,000)
     Prepaid expenses and other current assets                        (208,000)            (264,000)
     Accounts payable                                                  (93,000)             690,000
     Accrued expenses                                                  (18,000)              31,000
     Deferred revenue and customer advances                         (7,060,000)           8,200,000
     Other assets                                                     (480,000)                  --
                                                                  ------------         ------------
        Total adjustments                                            4,071,000           33,857,000
                                                                  ------------         ------------
Net cash provided by (used in) operating activities               $ (9,968,000)        $  5,416,000
                                                                  ============         ============


   See accompanying notes

                         LARGE SCALE BIOLOGY CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    UNAUDITED


                                Number of Shares                                        Amount
                             ---------------------   -------------------------------------------------------------------------------
                                                                                  Stock-                                    Total
                             Convertible              Convertible                holders'    Deferred                 Stockholders'
                              Preferred     Common     Preferred      Common      Notes      Compensa-   Accumulated      Equity
                                Stock       Stock        Stock        Stock     Receivable     tion        Deficit       (Deficit)
                             ----------------------  -------------------------------------------------------------------------------

December 31, 1999             5,605,813   9,300,684  $ 40,497,000  $ 39,469,000  $(112,000) $(7,825,000) $(78,732,000) $ (6,703,000)

Exercise of stock options                   843,526                   1,473,000                                           1,473,000

Issuance of common stock
  for note receivable                         1,500                      10,000    (10,000)                                      --

Issuance of Common Stock                  5,750,000                  88,756,000                                          88,756,000

Conversion of convertible
  preferred stock into
  common stock               (5,605,813)  8,441,415   (40,497,000)   40,497,000                                                  --

Stock compensation bonus                                              7,268,000                                           7,268,000

Reclassification of warrant
  liability to equity                                                12,191,000                                          12,191,000

Amortization of
  deferred compensation                                                                       1,948,000                   1,948,000

Payment on notes
  receivable                                                                         8,000                                    8,000

Accretion of options to
  consultant                                                             (2,000)                  2,000

Net loss                                                                                                  (14,039,000)  (14,039,000)
                             ----------  ----------  ------------  ------------  ---------  -----------  ------------  ------------
September 30, 2000                   --  24,337,125  $         --  $189,662,000  $(114,000) $(5,875,000) $(92,771,000) $ 90,902,000
                             ==========  ==========  ============  ============  =========  ===========  ============  ============

See accompanying notes

                         LARGE SCALE BIOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   THE COMPANY AND BASIS OF PRESENTATION

The Company

Large Scale Biology Corporation (formerly Biosource Technologies, Inc.) and its subsidiaries (collectively the "Company") applies its proprietary and functional genomics technologies to develop products and establish commercial collaborations with pharmaceutical and other life science companies.

The Company was founded in 1987 to develop the GENEWARE(R) system, a viral-based gene expression technology in plants, that enables the discovery, development and production of new biopharmaceuticals and gene-based agricultural products. The Company's proprietary systems are supported by patents, patent applications and exclusive technology licenses.

In February 1999, the Company acquired 92.5% of Large Scale Proteomics Corporation ("Proteomics," formerly Large Scale Biology) and its automated, high-throughput ProGEX(TM) system which provides a snapshot of the protein composition, or proteome, of cells and tissues, and is being used to rapidly identify changes in proteins that are associated with diseases or with a therapeutic effect.

On August 9, 2000, the initial public offering ("IPO") of the Company's common stock was declared effective by the Securities and Exchange Commission (see Note
3).

The Company maintains its headquarters and a research facility in Vacaville, California, a processing facility in Owensboro, Kentucky and an additional research facility in Rockville, Maryland.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. The interim financial information is not necessarily an indication of the results that may be expected for the entire year.

The Condensed Consolidated Financial Statements include the accounts of Large Scale Biology Corporation and its subsidiaries, including Proteomics, which was 92.5% owned by the Company from February 1999 until the remainder was acquired in March 2000. All intercompany balances and transactions have been eliminated. The interim financial information should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1999, included in the Company's Registration Statement on form S-1, as amended (No.333-34198), which was declared effective by the Securities and Exchange Commission on August 9, 2000.

Use of Estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition - Revenues are derived from development agreements consisting of research funding, technology access fees, milestone payments and government grants. Research funding revenue is recognized as services are performed and expenses are incurred. The Company's development agreements generally provide for continued access by its partners to technologies developed under such agreements over the life of the development agreement. As a result, technology access fees and milestone payments received are deferred because their receipt does not represent the culmination of the earnings process. Revenue from technology access fees is recognized on a straight-line basis over the remaining life of the development agreement. Revenue related to milestone payments is recognized on a straight-line basis from the date of completion of the specified milestone over the remaining life of the development agreement. The life of a collaborative agreement is based on the terms of the agreement and does not include renewal periods, unless renewal is assured. Upon renewal of an agreement, the Company will account for any contract extension prospectively, recognizing the related technology access fees and milestone payments in the periods to which they relate. Grant revenue is recognized as expenses are incurred and billed, except that revenue received for equipment purchases is deferred and recognized as revenue as depreciation of the related equipment is recorded.

Net Loss Per Share - Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and any dilutive effect of potential common shares outstanding during the period. Potentially dilutive securities with a weighted average number of shares of 7,938,471 and 9,624,178 for the three months ended September 30, 2000 and 1999, respectively, and 11,168,632 and 9,110,817 for the nine months ended September 30, 2000 and 1999, respectively, composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of convertible preferred stock, were excluded from historical diluted loss per share because of their antidilutive effect.

2.   ACQUISITION OF LARGE SCALE PROTEOMICS

During February 1999, Large Scale Biology Corporation acquired approximately 92.5% of the outstanding common stock of Proteomics in exchange for 2,287,634 shares of the Company's Series G convertible preferred stock and options to purchase 60,562 shares of the Company's common stock. This acquisition was accounted for by the purchase method of accounting. The purchase price of $25,100,000 for this business combination was based on the estimated fair value of the net tangible and intangible assets received. The operating results of Proteomics are included in the consolidated statement of operations of the Company effective February 1, 1999. In March 2000, the Company exercised its option to acquire the remaining 7.5% of the outstanding common stock of Proteomics for $74,000.

The significant intangible assets acquired included in-process research and development of $21,362,000 and core technology of $2,497,000. In conjunction with its acquisition of the remaining 7.5% of Proteomics, the Company recorded goodwill of $1,861,000, representing the excess of the carrying value of the option and cash paid over the estimated fair value of the assets received and liabilities assumed. The Company is amortizing the goodwill over three years.

Purchased research and development expense represents the value of purchased in-process research and development projects that had not reached technological feasibility at the date of acquisition. These projects relate to the development of proteomics and virus technologies. The proteomics technology can only be used for the large-scale, quantitative analysis and identification of proteins from biological samples. There is no other known use of this technology for performing analysis on other components of samples of biological origin (i.e., DNA, carbohydrates, lipids, etc.). Similarly, the virus technology is expected to only be capable of separating virus-size particles - a size thought to be unique to viruses. No alternative future uses or markets were identified for these projects because of their unique qualities.

3.   INITIAL PUBLIC OFFERING AND CONVERSION OF PREFERRED STOCK

During the quarter ended September 30, 2000, the Company completed an initial public offering of 5,750,000 shares of its common stock (including exercise of the underwriters overallotment option) at a price of $17.00 per share. The Company received net proceeds of approximately $89 million as a result of the offering.

Upon the effectiveness of the Company's initial public offering, all 5,605,813 outstanding shares of the Company's convertible preferred stock with a stated value of $40,497,000 were automatically converted into 8,441,415 shares of the Company's common stock.

4.   STOCK COMPENSATION

On December 31, 1999, the Company issued to employees, officers and directors options to purchase 1,545,000 shares of the Company's common stock. These options are exercisable at between $6.67 and $7.50 per share, have a 10-year life and vest in quarterly installments over 3 years. Deferred compensation in the amount of $7,809,000 was recorded as the difference between the exercise price and the estimated fair value of the common stock as of December 31, 1999. During the three and nine months ended September 30, 2000, the Company recognized $0.6 and $2.0 million, respectively, of expense related to the amortization of deferred compensation. In December 1999, certain officers and key employees were granted options to purchase 765,000 shares of the Company's common stock at $7.50 per share which became exercisable upon the closing of the Company's initial public offering. As a result, noncash compensation expense of $7,268,000 was recognized during the quarter ended September 30, 2000 based on the difference between the exercise price of those options and the IPO price.

5.   DOW CONTRACT AND RELATED WARRANT

The Company entered into a Collaboration and License Agreement (the "Agreement") with The Dow Chemical Company and its subsidiary Dow AgroSciences LLC (collectively "Dow") on September 1, 1998. The Agreement provides funding for sponsored genomics research, royalties upon product sales and payments when certain milestones are achieved. The Company is entitled to all funding received regardless of the results of the research. Accordingly, no obligation to repay or repurchase technology has been recorded. Revenues from Dow represented 89% and 85 % of total revenues during the three months ended September 30, 2000 and 1999, respectively, and 87% and 86% during the nine months ended September 30, 2000 and 1999, respectively. The contract is for three years and is renewable annually after three years if mutually agreed to by Dow and the Company. The contract provides for technology access fees of $10,000,000 in exchange for access to the Company's technologies and a warrant to purchase 1,848,091 shares of the Company's common stock, subject to certain vesting provisions. The fee was allocated $1,392,000 to the warrant and $8,608,000 to deferred revenue based on the estimated fair market value of the warrant. In addition, the Company receives payments for meeting certain milestones under the Agreement. The access fees are amortized to revenue over the life of the Agreement, and milestone payments are amortized over the remaining term of the Agreement from the date the milestone is achieved.

The warrant contained a put feature, whereby the Company was required to arrange a private sale or repurchase the common stock at its fair value if the warrant was exercised and the Company had not effected an initial public offering of its common stock by December 31, 2008. The Company recorded the changes in fair value of the warrants in its statement of operations until the effective date of the Company's initial public offering on August 9, 2000, the date the put feature expired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this report and the 1999 audited consolidated financial statements and the accompanying notes included in our Registration Statement on Form S-1, as amended (No. 333-34198), declared effective on August 9, 2000. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the factors discussed under "Factors Affecting Forward-Looking Statements" below.

OVERVIEW

Large Scale Biology uses its proprietary proteomics and functional genomics technologies, to develop products and establish commercial collaborations with pharmaceutical, biotechnology, chemical and other life sciences companies, to enable the transformation of proteomic and genomic information into multiple product opportunities, such as drug targets, therapeutics and diagnostics for drug effectiveness and toxicity.

Before February 1999, we were primarily engaged in the development and commercialization of genomics technologies. In February 1999, we acquired 92.5% of the outstanding common stock of Large Scale Proteomics ("Proteomics"), a company primarily engaged in the development of proteomics technologies. In March 2000, we acquired the remaining 7.5% of Proteomics' common stock. We used the purchase method of accounting to record this acquisition.

We recognize revenues from our collaborative agreements, which typically provide for research funding, technology access fees and milestone payments. We record technology access fees and milestone payments as deferred revenue. We amortize these technology access fees and milestone payments on a straight-line basis over the remaining life of the related collaborative agreement. The life of a collaborative agreement is based on the terms of the agreement and does not include renewal periods, unless renewal is assured. Upon renewal of an agreement, we will account for any contract extension prospectively, recognizing the related technology access fees and milestone payments in the periods to which they relate. We recognize research funding as we earn it.

In September 1998, we entered into a three-year collaboration and license agreement (the "Agreement") with The Dow Chemical Company and its subsidiary Dow AgroSciences LLC (collectively, "Dow"). The Agreement provides funding for sponsored genomics research, royalties when Dow sells products that result from this collaboration, technology access fees and payments when we reach specific milestones. Revenues from the Agreement represented 89% and 85% of our revenues during the three months ended September 30, 2000 and 1999, respectively, and 87% and 86% or our revenues during the nine months ended September 30, 2000 and 1999, respectively. We expect to recognize revenue of $3.2 million and $8.4 million during the three months ending December 31, 2000 and year ending December 31, 2001, respectively, from the amortization of deferred revenue of $11.6 million as of September 30, 2000 related to the Agreement. In the event of the termination of the Dow contract, any deferred revenue balances would be recognized as revenue as of the termination date. The milestone and technology access fee payments under the Agreement are material to the results of our operations. Should we receive additional milestone payments, or if the term of the agreement is modified, the impact on revenue will be dependent upon the nature of the additional payments and the modified term of the Agreement. As a result, future revenues related to these payments and operating margins could be materially higher or lower than previously reported.

During the third quarter of 2000, we raised net proceeds of approximately $89 million, including the exercise of the underwriters' overallotment option, as a result of our Initial Public Offering ("IPO") which was declared effective on August 9, 2000.

We have incurred significant losses in each year since our inception in 1987. As of September 30, 2000, we had an accumulated deficit of $92.8 million. We expect additional losses as we expand our research and development efforts, make investments in strategic collaborations and enhance our technologies. Since our IPO, we have begun the expansion of clinical studies for some of our products under development and internally funded research projects. The resulting increase in expenses could delay our profitability and result in increased annual net losses.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2000 and 1999

REVENUES. Revenues for the three months ended September 30, 2000 were $6.3 million, an increase of $2.2 million, or 55%, over the three months ended September 30, 1999. Revenues for the first nine months of 2000 were $17.6 million, an increase of $7.3 million or 72% over the comparable period of 1999. Revenues earned under the Agreement were $5.6 and $3.5 million in the three months ended June 30, 2000 and 1999, respectively, and $15.3 and $8.8 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in revenues from the Agreement was mostly attributable to amortization of deferred revenue from milestone payments received after the first quarter of 1999.

Development agreement expenses. Development agreement expenses relate to research activities incurred in connection with our collaborative agreements. Development agreement expenses for the three and nine months ended September 30, 2000 were $2.6 and $6.4 million, respectively, an increase of $0.6 and $1.2 million, or 28% and 23%, respectively, over the comparable 1999 period. The increase is primarily attributable to an increased level of research activity under the Agreement. Research activities under the Agreement accounted for $2.2 and $5.3 million in the three and nine months ended September 30, 2000, respectively, compared to $1.8 and $4.7 million in the three and nine months ended September 30, 1999, respectively, of our development agreement expenses. We expect that development agreement expenses will increase if we are required to expand our work force and facilities to meet commitments under any new collaborative agreements.

Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2000 were $3.7 and $11.1 million, an increase of $1.1 and $4.4 million, or 41% and 66%, respectively, over the comparable 1999 periods. The increase was largely attributable to the addition of research personnel and increases in research funding paid to third persons. Also, the increase for the first nine months of 2000 is attributable to expenses only being included after the date of the acquisition of Proteomics, February 1, 1999, resulting in nine months of expenses for 2000 versus eight months of expenses for 1999. We anticipate that research and development expenses will continue to increase as we make expenditures for clinical trials to develop pharmaceutical products and internally fund research projects.

General, administrative and marketing expenses. General, administrative and marketing expenses for the three and nine months ended September 30, 2000 were $2.4 and $5.9 million, compared to $1.7 and $6.1 million, respectively, for the comparable 1999 periods. The increase of 41% for the three months ended September 30, 2000 compared to the comparable 1999 period relates to increased patent costs and costs associated with our becoming a public company on August 9, 2000. The decrease in the nine months ended September 30, 2000 was the result of a charge of $1.5 million during 1999 related to previously capitalized patent costs. Offsetting this charge were increased general and administrative costs to support expanded operations and Proteomics' expenses only being included after the date of the acquisition of Proteomics, February 1, 1999, resulting in nine months of expenses for 2000 versus eight months of expenses for 1999. We anticipate that our legal and regulatory expenses related to our patents will continue to increase as we file, prosecute and defend new and existing patents. We also expect general, administrative and marketing expenses to increase as we expand our infrastructure to accommodate our anticipated growth.

Purchased research and development expenses. Purchased research and development expenses for the nine months ended September 30, 1999 were $21.4 million, which represents a charge for in-process research and development acquired in connection with our acquisition of Proteomics. We did not have purchased research and development expenses in the nine months ended September 30, 2000.

Stock compensation bonus. The stock compensation bonus of $7.3 million for the three and nine months ended September 30, 2000, is a noncash charge upon the completion of our Initial Public Offering for the vesting of stock options which we issued to certain key officers and employees in December 1999.

Amortization of goodwill and purchased intangibles. The amortization of goodwill and purchased intangibles of $0.3 and $0.9 million for the three and nine months ended September 30, 2000 and $0.2 and $0.5 million for the three and nine months ended September 30, 1999 relate to our purchase of 92.5% of Proteomics in February 1999 and the exercise of our option to purchase the remaining 7.5% in March 2000. Amortization charges for these assets will continue through 2004 and are expected to remain at approximately $0.3 million per quarter through 2002.

Interest income (expense). Interest income increased to $0.8 and $1.1 million for the three and nine months ended September 30, 2000, respectively, from $0.1 and $0.2 million for the comparable 1999 periods, due to the investment of the proceeds from our IPO in August 2000.

Change in fair value of warrant. The noncash charge of $1.4 and $0.8 million for the three and nine months ended September 30, 2000 related to the increase in the fair value of warrants issued in connection with the Agreement, which had put options through the effective date of our IPO.

Provision for income tax. Although we had a net loss of $34.7 million before provision for income taxes for our year ended December 31, 1999, we had taxable income for federal and state income tax purposes which we offset by our use of federal and state net operating loss carryforwards. As a result, we incurred alternative minimum taxes of $190,000. Taxable income in 1999 was primarily because of taxable milestone payments under the Agreement and the charge for in-process research and development which was not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The increase in our annual need for funds reflects the expanding scope of our research and development activities. On August 9, 2000, our IPO was declared effective, and we subsequently received $89 million of net proceeds through September 30, 2000, including the exercise of the underwriters overallotment option. Prior to our IPO, we funded our operations through payments from our collaborative agreements of $62.2 million, the sale of $48.5 million of our equity securities, other income of $6.8 million and debt and warrant financing of $9.1 million.

At September 30, 2000, we had cash and cash equivalents of $56.7 million and marketable securities of $34.1 million. Net cash used in operating activities of $10.0 million in the nine months ended September 30, 2000 was principally due to $19.6 million paid to our suppliers and employees, partially offset by $6.8 million of research funding received under the Dow Agreement, $2.1 million from other agreements and interest from our investments of $1.0 million. Maintenance of positive net cash provided by operating activities will depend upon our entering into new collaboration agreements and the level of internally funded research and development activities.

Net cash used by investing activities of $30.1 million in the nine months ended September 30, 2000 was principally due to $26.8 million net investment in marketable securities, $2.2 million for purchases of property, plant and equipment and $1.1 million for increases in intangible and other assets. We anticipate that our capital expenditures will increase in the future to meet the demands from new collaboration agreements and research and development efforts. We may use a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Net cash provided by financing activities of $89.8 million in the nine months ended September 30, 2000 was primarily the result of $90.2 million of proceeds from our IPO and exercise of stock options, offset by $0.4 million of net principal payments on long-term debt.

In the future, our liquidity and capital resources will depend upon, among other things, the level of our research and development activities, development, clinical, regulatory and marketing expenses and funding from our collaborations. We believe that our cash and cash equivalents and our marketable securities, together with revenues from our collaborations, research and development grants and other sources will be adequate to fund our anticipated cash and working capital requirements at least through December 31, 2002. During or after this period, if our capital resources are insufficient to meet our future capital requirements and expenses, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for us beginning in the first quarter of the fiscal year beginning January 1, 2001. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. We do not believe that the adoption of SFAS No. 133 will have a material impact on our financial statements.

In December 1999, the SEC issued Staff Accounting bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company believes that it complies with the provisions of SAB 101.

INFLATION

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10Q contains forward-looking statements within the meaning of the federal securities laws, which involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, beliefs and assumptions. We use words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described below and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Report.

RISKS RELATED TO OUR BUSINESS

WE ARE AT AN EARLY STAGE OF DEVELOPMENT, AND WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR PRODUCTS AND TECHNOLOGIES

We are in an early stage of development as an operating company, and we are subject to all the risks inherent in the development of a business enterprise, including the need for substantial capital to support the development of our products and technologies. We have had limited revenue from contract research and development services and collaborations. We are still developing our three primary database programs, HPI, MAP and MED, that we intend to commercialize. We have marketed a limited number of our own technologies. We have not yet operated our ProGEx system on the large scale we believe will be necessary to complete our HPI database and other proteomics projects. In addition, we are still in the process of integrating our proprietary protein databases with information on gene function. If we are unable to manufacture and operate our ProGEx system on a large scale or to integrate our protein databases with information on gene function, we may not be able to achieve our objectives in the field of proteomics.

Our other anticipated products, including a novel vaccine for the treatment of non-Hodgkin's lymphoma, most likely will require that we enter into new collaborations before we can manufacture and market them, and are subject to the governmental regulatory process. Because we are in new and developing fields, and our research focuses on new and unproven technologies, our therapeutic vaccines, drugs and proteins that we develop may not be effective in humans, or may not meet regulatory requirements for safety and efficacy. In addition, even if we successfully develop a product, there may not be a substantial commercial market for that product.

WE ARE IN NEW AND DEVELOPING FIELDS AND THERE MAY NOT BE A MARKET FOR OUR PRODUCTS AND TECHNOLOGIES

We focus our technologies on the new and developing fields of proteomics and functional genomics. Our research is fundamentally unique and we cannot assure the acceptance of its scientific merit, the benefits of products produced by it or that the public will react favorably to it. Protein-based gene expression products and technologies, including our plant-derived proteins and our ProGEx system and GENEWARE technology, have limited commercial precedent. The usefulness of the information and products generated by our proteomics and functional genomics technologies is unproven, and our collaborators and potential collaborators may determine that they are not useful or cost-effective. In addition, we must develop these new products and technologies in time to meet market demand, if any. If we fail to do so, it is likely that other technologies and companies will predominate and we will not be able to earn a sufficient return on our investment.

WE HAVE A HISTORY OF LOSSES AND CANNOT PREDICT WHEN WE WILL BECOME PROFITABLE, IF AT ALL

We have had net losses in each year since our inception in 1987. We sustained a net loss of approximately $34.9 million in 1999 and $14.0 million for the nine months ended September 30, 2000 and had an accumulated deficit of approximately $92.8 million as of September 30, 2000. Net cash flow provided by operating activities was positive in 1999 due principally to payments under the Dow Agreement, but we incurred substantial non-cash charges of $31.8 million in 1999 due principally to a non-recurring expense associated with the acquisition of Large Scale Proteomics. Milestone payments from the Dow Agreement are expected to be substantially lower in 2000, and we must enter into new collaborations, with parties not yet identified, to make up for this decline in cash flows. Additionally, we expect to spend significant amounts to fund research and development and to enhance our core technologies. As a result, we expect that our operating expenses will increase significantly and we will need to generate significant additional revenues from collaborations and the commercialization of our products and technologies to achieve profitability. We expect to incur substantial losses for the foreseeable future. If we are unable to enter into new collaborations, control our operating expenses and successfully commercialize our products and technologies, we may never become profitable.

WE MAY REQUIRE ADDITIONAL CAPITAL

In order for us to remain competitive, we must continue to develop our databases and improve our technologies, including our ProGEx system and GENEWARE technology, improve our database software and develop or acquire new technologies. We believe our cash and cash equivalents and our marketable securities at September 30, 2000, together with revenues from our collaborations, research and development grants and all other sources will be sufficient to fund our operations for at least the next 24 months. However, changes in our business may occur that would consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements and expenses, we will have to raise additional funds, which will decrease the value of our common stock. We may raise this capital through public or private financings or additional collaborations, strategic partnerships or licensing arrangements. If additional capital becomes necessary in the future, it would likely amount to at least tens of millions of dollars. If we are unable to raise sufficient additional capital, we will have to curtail or cease operations.

ALTERNATIVE METHODS MAY SUPERSEDE OUR TECHNOLOGIES OR MAKE THEM NON-COMPETITIVE

The genomics and proteomics businesses are intensely competitive. The genomics and proteomics industries are characterized by extensive research efforts which result in rapid technological progress. If our competitors succeed in developing products or technologies that are more effective than ours or that render our products or technologies obsolete or noncompetitive, our business will suffer. Many universities, public agencies and established pharmaceutical, biotechnology, chemical and other life sciences companies with substantially greater resources then we have are developing and using technologies and are actively engaging in the development of products similar to or competitive with our products and technologies. Our competitors are using proteomics and genomics technologies to identify potential drug targets, therapeutic proteins and diagnostic marker proteins. In addition, our competitors have developed databases containing gene sequence, gene expression, genetic variation or other genomic information and are marketing or plan to market their data to pharmaceutical, biotechnology, chemical and other life sciences companies. To remain competitive, we must continue to invest in new and existing technologies, expand our databases and improve our bioinformatics software, including proprietary software used with our ProGEx system.

Our competitors may devise alternative methods to obtain proteomic and functional genomic information more rapidly, more completely or with greater accuracy than is achieved by using our ProGEx and GENEWARE systems. There has been and continues to be substantial academic and commercial research effort devoted to development of such alternative methods. If a successful replacement method is developed, it could undermine the commercial basis for the products and technologies we intend to provide.

WE MAY NOT BE ABLE TO ENTER INTO THE COLLABORATIONS NECESSARY TO FULLY DEVELOP AND COMMERCIALIZE OUR PRODUCTS AND TECHNOLOGIES, AND WE WILL BE DEPENDENT ON OUR COLLABORATORS IF WE DO

Although we intend to independently pursue some therapeutic product applications into the development stage, we will develop and commercialize most of our products only in collaboration with pharmaceutical, biotechnology, chemical and other life sciences companies. Our success will depend in large part on our ability to enter into future collaborations with other companies for the research and development, pre-clinical and clinical testing and the regulatory approval and commercialization of our products. Our reliance upon these companies for these capabilities will reduce our control over such activities and could make us dependent upon them. To date, we have entered into only a limited number of collaborations. Generally, the scope of these collaborations has been to demonstrate the function of plant genes and the feasibility of using viral vectors to create proteins in plants and to identify the identifying marker proteins for drug development. Our agreements provide us with rights to participate in the commercial development of products resulting from the use of our technologies. We may be unable to obtain such rights in future collaborations. In addition, unforeseen delays or complications could arise and result in the breach of our contractual obligations with our collaborators and others, or render our technologies unable to perform at the quality and capacity levels required for success.

THE NON-RENEWAL OR PREMATURE TERMINATION OF THE DOW AGREEMENT OR OUR OTHER COLLABORATIONS COULD ADVERSELY AFFECT OUR REVENUES AND HARM OUR BUSINESS

In 1999 and for the nine months ended September 30, 2000, the Dow Agreement accounted for approximately 88% and 87% of our revenues, respectively. The Dow Agreement terminates on September 1, 2001. If Dow terminates this Agreement before then, we may be unable to quickly replace such a large customer with other sources of revenue, which would decrease our net revenues and might make it difficult for us to execute our business plan. In addition, if in the future our collaborations are similarly limited to a small number of major relationships, the loss of any future major collaborative agreement could reduce our revenue and delay or terminate the potential development or commercialization of any of our products or technologies.

CONFLICTS WITH OUR COLLABORATORS COULD HARM OUR BUSINESS

Conflicts with our collaborators could have a negative impact on our relationships with them and impair our ability to enter into future collaborations, either of which could adversely affect our business. Our collaborators could develop competing products, preclude us from entering into collaborations with their competitors or terminate their agreements with us prematurely. Moreover, disagreements could arise with our collaborators over rights to our intellectual property and our rights to share in any of the future revenues from products or technologies resulting from use of our technologies, or our activities in separate fields may conflict with other business plans of our collaborators.

Dow owns or controls patent rights in the field of viral vectors covering the infection of plants and the expression of foreign genes in plants, and has informed us that it believes that some of our plant viral activities may fall within the scope of these patents. If we are unable to resolve this matter, and are found to have infringed upon these rights, our product development and research activities related to plant viruses which fall within the scope of Dow's patents may be delayed or terminated. These kinds of disagreements could result in costly and time-consuming litigation and divert our financial and managerial resources.

WE MUST ENTER INTO AGREEMENTS WITH THIRD PARTIES TO PROVIDE SALES AND MARKETING SERVICES, OR DEVELOP THESE CAPABILITIES ON OUR OWN, IF WE ARE TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS AND TECHNOLOGIES

We have no sales or marketing force. Although we plan to enter into sales and marketing arrangements with third parties, we may not be able to enter into these arrangements on favorable terms, if at all. If we cannot enter into these arrangements, we must develop a sales and marketing force with sufficient technical expertise to generate demand for our products and technologies. Our inability to develop or contract for effective sales and marketing capabilities would significantly impair our ability to develop and commercialize our products.

IF OUR STRATEGIC DECISIONS DO NOT YIELD COMMERCIALLY VIABLE PRODUCTS, WE MAY NOT ACHIEVE PROFITABILITY

While our technologies may be applicable to multiple products in numerous industries, due to our limited financial and managerial resources we have made strategic decisions to pursue specific products in specific industries. This requires us to forego opportunities in other products and industries. We may not successfully select technologies or those genes or proteins with the most potential for commercial development, or we may not successfully commercialize any product based on our technologies or on genes or proteins that we discover. Our efforts may not produce viable commercial products and we may lose other, more profitable opportunities.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANUFACTURE OUR PRODUCTS IN COMMERCIAL QUANTITIES OR AT ACCEPTABLE COSTS

We have not yet commercially manufactured any products using our technologies, including proteins manufactured with our GENEWARE technology. We have only produced products on a small, test scale. The failure of our technologies to provide safe, effective, useful or commercially viable approaches to the discovery and development of drug targets and proteins which can be used as therapeutic would significantly limit our business plan and future growth.

WE MAY NOT BE ABLE TO CREATE AND COMMERCIALIZE A COMBINED PROTEOME AND GENOMIC SOURCE OF INFORMATION

We may not be able to successfully combine our proprietary protein data with genomic information. Even if we are able to integrate information on gene function with our proteomic databases, competing technologies may prove to be more effective or efficient, which would limit or eliminate our revenue opportunities. If we do not successfully create and commercialize a combined proteome and genome source of information, it could reduce our revenues.

WE MAY BE UNABLE TO RECRUIT AND RETAIN OUR SENIOR MANAGEMENT AND OTHER KEY SCIENTIFIC PERSONNEL ON WHOM WE ARE DEPENDENT

The loss of one or more of our senior management and other key scientific personnel could have a material adverse effect on our business and could inhibit our research and development and commercialization efforts. Although we have entered into employment agreements with some of our key personnel, these employment agreements are for a limited period of time and not all key personnel have employment agreements. There is currently a shortage of skilled senior management in the biotechnology industry, which is likely to continue and intensify. In addition, we face competition for research scientists and technical staff from other companies, academic institutions, government entities, nonprofit laboratories and other organizations. Failure to recruit and retain senior management and scientific personnel on acceptable terms would prevent us from achieving our business objectives.

CATASTROPHIC DAMAGE TO ANY OF OUR FACILITIES COULD IMPAIR OUR BUSINESS

Our biological material and proprietary instrumentation and databases are currently located at one of three facilities. If a facility suffered catastrophic damage from a disaster, such as a fire, flood, earthquake, power loss or similar event, we might lose important, or even unique, materials, machinery, equipment and databases. Loss of such material, machinery, equipment and databases could delay or impair our operations and our research. The insurance we maintain which covers fire but not flood or earthquakes and generally covers the cost of replacement of facilities and equipment, may not be adequate to cover our losses resulting from disasters or other business interruptions. In addition, the potentially unique nature of our materials, instrumentation, databases and research activities could make it difficult for us to recover quickly from a disaster, if at all.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS ENABLES THEM TO COLLECTIVELY CONTROL ALL SIGNIFICANT CORPORATE DECISIONS

Following our IPO, our directors, our executive officers and entities affiliated with our directors and our executive officers beneficially own, in the aggregate, approximately 42.0% of our outstanding common stock. These stockholders as a group will be able to elect our directors and officers, control our management and affairs and be able to control most matters requiring the approval of our stockholders, including any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership will also prevent a change of control of our Company at a premium price if these stockholders oppose it.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

Provisions in our charter and bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our common stock or delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may adversely affect our stock price.

RISKS RELATED TO OUR INDUSTRY

IF COMPANIES IN THE PHARMACEUTICAL, BIOTECHNOLOGY, CHEMICAL AND LIFE SCIENCES INDUSTRIES DO NOT SUCCEED OR THEIR DEMAND FOR OUR PRODUCTS AND TECHNOLOGIES DECREASES, THEN OUR REVENUES COULD BE REDUCED

We expect to derive our revenues primarily from products and technologies provided to the pharmaceutical, biotechnology, chemical and life sciences industries. Accordingly, our success will depend directly on the success of the companies in these industries and their demand for our products and technologies. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by companies in those industries, or their unwillingness or inability to use our products and technologies. These reductions and delays may result from factors which are not within our control, such as:

-   Changes in economic conditions generally

- The extent to which companies in these industries conduct research and development involving proteomics and functional genomics in-house or through industry consortia

-   The extent to which genomic information is or is not made publicly available

-   Consolidation within one or more of these industries

-   Changes in the regulatory environment affecting these industries

-   Pricing pressures

-   Market-driven pressures on companies to consolidate and reduce costs

- Other factors affecting research and development spending in these industries

IF COMPETITIVE PRODUCTS ARE BETTER THAN OUR PRODUCTS, THEN OUR BUSINESSES MAY
FAIL

The markets for protein development and production, including human and veterinary therapeutics and vaccines like the ones we are developing, are highly competitive. We believe that within the next year, virtually all of the genes in the human genome will be identified. We face significant competition in our protein product development and production efforts from entities using alternative, and in some cases higher volume and larger scale, approaches for the same purpose. Competitors with substantially greater resources, such as Oxford Glycosciences Plc and Celera Genomics Group of P.E. Corp., are actively developing products similar to or competitive with our products and potential products. Our competitors may succeed in developing products or obtaining regulatory approval before we do or in developing products that are more effective than those we develop or propose to develop. A large number of universities and other not-for-profit institutions, many of which are funded by the U.S. and foreign governments, are also conducting research to discover genes. Any one or more of these entities may discover and establish a patent position in one or more of the genes or proteins that we wish to study.

In addition, several pharmaceutical, biotechnology, chemical and other life sciences companies engage in research and development in the use of unique gene expression systems to produce therapeutic proteins. These competitors may develop products earlier than we do, obtain regulatory approvals faster than we can or develop products that are more effective than ours. At least one of our major competitors, Oxford Glyosciences, is located in Europe, and our ability to use our patent rights to prevent competition in the creation and use of proteomics-driven products and technologies is more limited outside of the United States. New developments are expected to continue, and discoveries by others may render our products and technologies noncompetitive, which could lead to the failure of our business.

WE MAY NOT HAVE ACCESS TO SUFFICIENTLY COMPLETE, ACCURATE OR UNCONTAMINATED DATA FROM OUTSIDE SOURCES, INCLUDING GENOME SEQUENCE DATA WHICH WOULD INCREASE OUR COSTS AND COULD AFFECT OUR PRODUCT DEVELOPMENT EFFORTS

The efforts of the Human Genome Project and other private companies to create a complete catalog of the human genome may fail or not be sufficiently complete to enable us to fully integrate that data with our proprietary protein databases. In addition, we obtain our data from other sources, including our academic collaborators and our sources of cell and tissue samples. This data could contain errors or other defects which could corrupt our databases or our data sources may have acquired this information in a manner that violates various applicable legal requirements.

WE AND OUR COLLABORATORS MAY NOT OBTAIN FDA AND OTHER APPROVALS FOR OUR PRODUCTS IN A TIMELY MANNER, OR AT ALL

Drugs and diagnostic products are subject to an extensive and uncertain regulatory approval process by the FDA and comparable agencies in other countries. The regulation of new products is extensive, and the required process of laboratory testing and human studies is lengthy, expensive and uncertain. The burden of these regulations will fall on us to the extent we are developing proprietary products on our own. We may not be able to obtain the clearances and approvals necessary for the clinical testing, field-testing, manufacturing or marketing of our products. If the products are the result of a collaborative effort, these burdens may fall on our collaborators or we may share these burdens with them. We may not obtain FDA or other approvals for those products in a timely manner, or at all. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Even if we obtain FDA regulatory approvals, the FDA extensively regulates manufacturing, labeling, marketing, promotion and advertising after product approval. Further, once a manufacturer obtains regulatory approval, a marketed product and its manufacturer are subject to continual review, and discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer and manufacturing facility, including withdrawal of the product from the market. Finally, in some countries, regulatory agencies also set or approve the sale prices for drug products. Additionally, several of our product development areas may involve relatively new technology and have not been the subject of extensive product testing in humans. The regulatory requirements governing these products and related clinical procedures remain uncertain and the products themselves may be subject to substantial review by foreign governmental regulatory authorities that could prevent or delay approval in those countries. Regulatory requirements ultimately imposed on our products could limit our ability to test, manufacture and, ultimately, commercialize our products.

IF NEW RULES ISSUED BY THE USDA ADVERSELY AFFECT OUR COLLABORATORS' ABILITY TO COMMERCIALIZE GENETICALLY MODIFIED PRODUCTS, THEN OUR ABILITY TO SELL OUR PRODUCTS AND TECHNOLOGIES WILL BE SEVERELY IMPAIRED

We must comply with USDA regulations for outdoor releases of genetically engineered organisms as well as other products designed for use on or with agricultural products. Recently, the USDA released new regulations that prohibit the inclusion of genetically modified ingredients in products labeled as organic. The USDA regulations also prohibit the use of genetically modified fibers in clothing labeled as organic. These new regulations ultimately could make our products under development with our collaborators, including Dow, unattractive to or too expensive for consumers, or could cause the government to prohibit their sale or use. In addition, the USDA prohibits growing and transporting genetically modified plants except pursuant to an exemption or under special permits. We may use genetically modified plants as screening or production hosts. Changes in USDA policy regarding the movement or field release of genetically modified plant hosts could adversely affect our business by increasing the cost of our products and technologies or decreasing consumer demand for those products and technologies or causing the government to prohibit their sale or use.

FUTURE LEGAL AND REGULATORY REQUIREMENTS IMPOSED BY THE FDA MAY LIMIT OR DISCOURAGE THE USE OF OUR GENETICALLY ENGINEERED ORGANISMS AND PRODUCTS, WHICH COULD REDUCE OUR REVENUES

The FDA currently applies the same regulatory standards to foods developed through genetic engineering as it applies to foods developed through traditional plant breeding. However, genetically engineered food products will be subject to pre-market review if these products raise safety questions or if the FDA considers these products to be food additives. Our products and the products of our collaborators that contain genes that we identify or determine to have a particular function may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise questions, if the FDA considers them to be food additives or if the FDA changes its policy. Also, the FDA announced in a policy statement that it will not require that genetically engineered agricultural products be labeled as such, provided that these products are as safe and have the same nutritional characteristics as conventionally developed products. The FDA may reconsider or change its labeling policies, or local or state authorities may enact labeling requirements. Any such labeling requirements could reduce the demand for genetically engineered products. In those products where production must be performed outdoors, the USDA prohibits manufacturers from growing and transporting genetically engineered plants except pursuant to an exemption or under strict controls. If our future products are not exempted by the USDA, it may be impossible to sell such products.

IF THERE IS NEGATIVE PUBLIC REACTION TO THE USE OF GENETICALLY ENGINEERED PRODUCTS AND TECHNOLOGIES, THEN THE MARKET FOR OUR PRODUCTS AND TECHNOLOGIES WILL BE ADVERSELY AFFECTED

The commercial success of some our products, if any, and of the products of some of our collaborators, will depend in part on public acceptance of the use of genetically engineered products including drugs, plants and plant products. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Negative public reaction to genetically modified organisms and products could result in greater government regulation of genetic research and resultant products, including stricter labeling requirements, and could cause a decrease in the demand for our products. The subject of genetically engineered organisms has received negative publicity and aroused public debate in a number of countries, including the United States and the countries of the European Community. The expressed preferences of a significant portion of consumers, particularly in Europe, but also in the United States, for non-genetically engineered food can substantially limit the marketing of genetically engineered food crops. Ethical and other concerns about our technologies, particularly the use of genes for commercial purposes and the products resulting from this use, could lead to greater regulation and trade restrictions on imports of genetically engineered products and adversely affect the market acceptance of our products and technologies. Governmental authorities could, for political or other reasons, limit the use of genetic processes or prohibit the practice of our GENEWARE technology. Consequently, if this regulation results in non-acceptance of food products derived from genetically engineered food crops it could reduce or eliminate our expected financial return from the Dow agreement in agricultural gene discovery and function, and our ability to successfully collaborate with additional companies in the agricultural industry.

WE MAY BE SUED FOR PRODUCT LIABILITY AND OUR PRODUCT LIABILITY INSURANCE MAY NOT BE ADEQUATE

The testing, marketing and sale of each of our and our collaborators' products will entail a risk of allegations of product liability, and third parties may assert substantial product liability claims against us. While we have limited product liability insurance to protect against product liability risks, adequate insurance coverage may not be available at an acceptable cost, if at all, in the future and a product liability claim or product recall could materially and adversely affect our business. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of the products we or our collaborators develop. If we are sued for any injury allegedly caused by our products or our collaborators' products cause, our liability could exceed our total assets and our ability to pay the liability.

IF WE USE HAZARDOUS MATERIALS IN OUR BUSINESS IN A MANNER THAT CAUSES INJURY OR VIOLATES LAWS, WE MAY BE LIABLE FOR SUBSTANTIAL DAMAGES

Our research and development processes involve the use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. The chemicals we use include, but are not limited to, flammable solvents such as methanol and ethanol, ethidium dye which is a commonly used fluorescent dye for visualizing DNA and buffer solutions used in the purification of DNA. We also use several radioisotopes including phosphorous-32, carbon-14, sulfur-35, phosphorous-33, iodine-125 and hydrogen-3. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages and criminal penalties in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. Further, it is possible that the materials we use could contaminate another party's property. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets and our ability to pay the liability. In addition, compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research and development and production efforts. Although we have general liability insurance, these policies contain exclusions for insurance against claims arising from pollution from chemical or radioactive materials. Our collaborators are working with these types of hazardous materials in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury we or our collaborators cause to persons or property by exposure to, or release of, any hazardous materials.

HEALTHCARE REFORM AND RESTRICTIONS ON REIMBURSEMENTS MAY LIMIT OUR FINANCIAL RETURNS ON OUR PRODUCTS

Our ability and that of our collaborators to commercialize therapeutics and diagnostic products may depend in part on the extent to which government health administration authorities, private health insurers and other organizations will reimburse us for the cost of these products. These third parties are increasingly challenging both the need for and the price of new medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved therapeutics and diagnostics, and adequate third party reimbursement may not be available for any product to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and product development.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

PATENT PROTECTION IN THE BIOTECHNOLOGY INDUSTRY IS UNCERTAIN WHICH MAY RESULT IN A DECREASE IN THE VALUE OF OUR PRODUCTS AND TECHNOLOGIES

We are involved in overlapping and rapidly evolving areas of biotechnology, pharmaceutical development and basic research involving viral vectors, plant transgenics, proteomics, functional genomics and immunotherapy. Each of these areas has been the subject of intense research and patenting activity throughout the world by our commercial competitors, actual and potential collaborators, academic institutions and government researchers. The U.S. Patent and Trademark Office generally keeps patent applications secret until it issues a patent. We cannot determine whether or not there are patents currently pending which, if issued, would prevent us from practicing our core technologies, commercializing them or developing commercially viable products based upon them.

The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions that will determine who has the right to develop a particular product. No clear policy has emerged regarding the breadth of claims covered in biotechnology patents in general and those relating to gene sequences in particular. In addition, recently there has been public debate questioning whether genomic sequence data should be patentable. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries. Changes in, or different interpretations of, patent laws in the United States and other countries might allow others to use our discoveries or to develop and commercialize products and technologies similar to our products and technologies without any compensation to us. Our potential collaborators or customers may conclude that uncertainties about patent protection decrease the value of our databases, products and services.

Throughout the world there are numerous issued patents, as well as published European patent applications which may issue as patents, many of which relate to our current operations, our anticipated future operations and the products we are likely to develop. The scope of these patents is a matter of legal interpretation and is subject to uncertainty. We have not obtained, nor do we intend to obtain, opinions from our patent counsel that we have freedom to conduct our commercial activities free of claims of patent infringement from third parties. For example, we are aware of one company, Enzon, Inc., that has a broad portfolio of patents which generically claim single chain antibodies and that, in letters mailed to numerous companies including us, has asserted that any company using or making such antibodies will require a patent license from them. We are assessing these patents and have been informed that licenses are available, but if these licenses are required, we may not be able to obtain them on commercially reasonable terms.

OUR PATENT APPLICATIONS MAY NOT RESULT IN ISSUED PATENTS THAT ARE ENFORCEABLE

Our disclosures in our patent applications may not be sufficient to meet the statutory requirements for patentability in all cases. As a result, we do not know which of our patent applications will result in enforceable patents. Our patent applications may not issue as patents, and any patents that are issued to us may not provide commercially meaningful protection against competitors. Any issued patent may not provide us with competitive advantages. Others may challenge our patents or independently develop similar products which could result in an interference proceeding in the U.S. Patent and Trademark Office. Others may be able to design around our issued patents or develop products similar to our products. In addition, others may discover uses for genes or proteins other than those uses covered in our patents, and these other uses may be separately patentable.

PUBLIC DISCLOSURE AND PATENTS RELATING TO GENES AND GENE SEQUENCES HELD BY OTHERS MAY LIMIT OUR PROPRIETARY RIGHTS

The Human Genome Project and many companies and institutions have identified genes and deposited those sequences in public databases and are continuing to do so. These public disclosures might limit the scope of our claims or make unpatentable subsequent patent applications on full-length gene sequences. We are aware of issued patents and patent applications containing subject matter such that we or our licensees or collaborators may require a license or rights in order to research, develop or commercialize some of our products and technologies. We may find that licenses relating to such subject matter will not be available on acceptable terms, or at all.

PATENT INFRINGEMENT OR ENFORCEMENT LITIGATION OR INTERFERENCE PROCEEDINGS COULD BE COSTLY AND DISRUPT OUR BUSINESS AND MAY PREVENT US FROM COMMERCIALIZING OUR PRODUCTS

The technology that we use to develop our products and key resources, and those that we incorporate in our products and technologies, may be subject to claims by third parties, including our collaborators, that they infringe the patents or proprietary rights of others. We also may need to enforce our patent rights in actions against others, which could be expensive. The risk of this occurring will tend to increase as the proteomics, genomics and biotechnology industries expand, more patents are issued and other companies attempt to discover genes and proteins and engage in other proteomics, genomics and biotechnology-related businesses.

With respect to identifying proteins uniquely associated with disease states or as targets for drug therapy, we are aware that companies have published patent applications relating to nucleic acids encoding specific proteins. If the U.S. Patent and Trademark Office issues patents to these companies, their patents may limit our ability and the ability of our collaborators to practice under any patents that may be issued to us. Also, even if the U.S. Patent and Trademark office issues us a patent, the scope of coverage or protection afforded to the patent may be limited.

WE MAY NOT BE ABLE TO PROTECT OUR KNOW-HOW AND TRADE SECRETS

We generally control the disclosure and use of our know-how and trade secrets using confidentiality agreements. It is possible, however, that:

-   Some or all confidentiality agreements will not be honored

-   Third parties will independently develop equivalent technology

- Disputes will arise with our consultants, collaborators or others concerning the ownership of intellectual property

-   Unauthorized disclosure of our know-how or trade secrets will occur

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and debt obligations. Our exposures to interest rate and other market risks at September 30, 2000 did not differ significantly from those described below.

Investment portfolio

Our investments portfolio consists of cash, cash equivalents and marketable securities. Cash equivalents are highly liquid investments with maturities at the date of purchase of three months or less and are stated at cost. We maintain cash equivalents generally in money market accounts or with maturity dates of less than 90 days. We do not believe our exposure to interest rate risk is material for these balances, which totaled $57.7 million at September 30, 2000. We classify our marketable securities as held-to-maturity and, consequently, we record them on the consolidated balance sheet at historical cost. Marketable securities totaled $34.1 million at September 30, 2000 and consisted of commercial paper.

We do not use derivative financial instruments in our investment portfolio, and we place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

If market interest rates were to change immediately and uniformly by 10% from levels at September 30, 2000, the fair value of our cash equivalents and marketable securities would change by an insignificant amount.

Debt obligations

Our debt obligations consist of notes payable maturing from 2000 to 2008. We index substantially all of our debt to the commercial bank prime interest rate, 9.5% at September 30, 2000. If market interest rates were to change immediately and uniformly by 10% from levels at September 30, 2000, our interest expense would change by a similar percentage.

Foreign currency

We have operated primarily in the United States, and all revenues to date reflect amounts payable in U.S. dollars. We have not had any material exposure to foreign currency rate fluctuations relating to revenues or expenses.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
               No change

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           a)  Not applicable

           b)  Not applicable

           c) During the quarter ended September 30, 2000, we granted options to purchase 218,200 shares of our common stock to directors, officers, employees and consultants under the Company's 2000 Stock Plan. During the quarter ended September 30, 2000, option holders exercised options for 534,000 shares of our common stock which were not registered under the Securities Act of 1933, as amended.

               The issuance and sale of the above securities that were not registered under the Securities Act were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) Regulation D, or Rule 701 promulgated thereunder.

           d) The Company's Registration Statement on Form S-1, as amended (No. 333-34198) for its Initial Public Offering ("IPO") became effective on August 9, 2000, covering an aggregate of 5,750,000 shares of its common stock, including the underwriters' overallotment option. The managing underwriters were J.P. Morgan & Co. Incorporated, Chase H&Q and William Blair & Company, LLC. On August 15, 2000, we closed on the sale of 5,000,000 shares of our common stock at an initial public offering price of $17.00 per share, resulting in gross proceeds of $85.0 million. After deducting $5.9 million in underwriting discounts and $2.2 million of other related expenses, the net proceeds to the Company were approximately $76.9 million. On September 8, 2000, we sold an additional 750,000 shares of our common stock at the initial public offering price of $17.00 per share pursuant to the exercise by the underwriters of their overallotment option, resulting in gross proceeds of $12.8 million. After deducting $0.9 million of underwriters discounts, our net proceeds from the exercise of the overallotment were $11.9 million.

               We have invested the proceeds from our IPO in money market funds, corporate paper and short-term bonds. We intend to use the proceeds for research and development, product development, capital expenditures and working capital. A portion may also be used to acquire or invest in complementary businesses or to obtain rights to use complementary technologies.

               As a result of our IPO, all of the 5.6 million outstanding shares of Convertible Preferred Stock with a recorded value of $40.5 million were automatically converted into 8.4 million shares of our common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

               Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable

ITEM 5.    OTHER INFORMATION

               Not applicable

ITEM 6.    EXHIBIT AND REPORTS ON FORM 8-K

           a) Exhibits.

              The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report, Form 10-Q.

           b) Reports on Form 8-K

              No reports on Form 8-K were filed during the period covered by this report.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2000              Large Scale Biology


                                      By:  /s/ WILLIAM M. PFANN
                                          ---------------------------
                                          William M. Pfann
                                          Senior Vice President, Finance
                                          and Chief Financial Officer


                                 EXHIBIT INDEX

       Exhibit No.      Description
       -----------      -----------

       2.1*             Agreement and Plan of Reorganization,
                        dated January 25, 1999, by and amongst registrant, the entity formerly known as Biosource Technologies, Inc., Large Scale Biology Corporation, N. Leigh Anderson,
                        Constance L. Seniff and Robert J. Walden and other Large
                        Scale Biology shareholders.



       3.1*             Amended and Restated Certificate of Incorporation.

       3.2*             Bylaws.

       4.1*             Form of registrant's Specimen Common Stock
                        Certificate.

       4.2*             Information and Registration Rights Agreement dated
                        October 11, 1990 by and among the registrant and the parties who are signatories thereto.

       4.3*             Amendment to the Information and Registration Rights
                        Agreement dated October 10, 1991 by and among the registrant and the parties who are signatories thereto.

       4.4*             Second amendment to the Information and Registration
                        Rights Agreement dated October 10, 1991 by and among the registrant and the parties who are signatories thereto.

       4.5*             Third Amendment to the Information and Registration
                        Rights Agreement dated March 20, 1998 by and among the registrant and the parties who are signatories thereto.

       4.6*             Fourth Amendment to the Information and Registration
                        Rights Agreement dated September 1, 1998 by and among the registrant and the parties who are signatories thereto.

       4.8* Warrant to purchase Series E Convertible Preferred Stock dated May 31, 1997, by and between the registrant and Bruce A. Boyd.

       4.9* Warrant to purchase Series E Convertible Preferred Stock dated February 21, 1997, by and between the registrant and Bay City Capital LLC.

       4.10* Warrant to purchase 1,848,091 shares of common stock dated September 1, 1998, by and between the registrant and The Dow Chemical Company.

       4.11* Warrant Agreement to purchase 1,848,091 shares of common stock dated September 1, 1998 by and between the registrant and The Dow Chemical Company.

       4.12*            Warrant to purchase 21,991 shares of common stock dated
                        January 29, 1988 assigned by the registrant on January
                        14, 2000 to Arnold Zimmerman.

       4.13*            Warrant to purchase 21,991 shares of common stock dated
                        January 29, 1988 assigned by the registrant on January
                        29, 2000 to Sebastian J. Trusso.

       4.14* Warrant Assignment to purchase 21,991 shares of common stock assigned by the registrant to Arnold Zimmerman.

       4.15* Warrant Assignment to purchase 21,991 shares of common stock assigned by the registrant to Sebastian J. Trusso.

      10.2*             Registrant's 2000 Stock Incentive Plan.

      10.3*             Registrant's 2000 Employee Stock Purchase Plan

      10.4*             Form of registrant's Directors' and Officers'
                        Indemnification Agreement.

      10.5*             Dow Collaboration and License Agreement dated August 24,
                        1998, by and among the registrant and The Dow Chemical
                        Company and its subsidiary Dow AgroSciences LLC.




       10.6*            Grant from National Cancer Institute to Large Scale
                        Biology dated January 5, 2000.

       10.7*            Employment agreement between the registrant and Dr. N.
                        Leigh Anderson.

       10.8*            Employment agreement between the registrant and Dr.
                        Norman Anderson.

       10.9* Lease Agreement dated October 15, 1987, and amendments 1 through 8 thereto between the registrant and Mission
                        Vacaville Limited partnership.

       10.10* Equipment financing arrangement entered into on November 30, 1998.

       23.4*            Consent of Howrey Simon Arnold & White LLP.

       24.1*            Power of Attorney.

       27.1             Financial Data Schedule. (In EDGAR format only)


* Incorporated by reference to designated exhibits to the Company's Registration Statement on Form S-1 (SEC Registration No. 333-34198), declared effective on August 9, 2000.