Form 10-K
period 2000-12-31
LARGE SCALE BIOLOGY CORP
filed 2001-04-02
CIK 1108951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2000.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to               .

Commission File Number 0-31275

LARGE SCALE BIOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0154648
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3333 Vaca Valley Parkway, Suite 1000, Vacaville, CA 95688

(Address of principal executive offices and zip code)

(707) 446-5501

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of common stock held by non-affiliates of the Registrant was $89.5 million as of March 23, 2001.

     The number of shares outstanding of Registrant’s common stock as of March 23, 2001:

Class	Number of Shares Outstanding

Common Stock $0.001 par value	24,525,740

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2000, to be delivered in connection with the Registrant’s Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Overview

      Large Scale Biology Corporation is using its proteomics and functional genomics technologies to develop products which we believe will allow diseases to be rapidly and correctly diagnosed, and treated with safe and effective personalized therapies which can be efficiently delivered. We are focused on proteins, the fundamental “nanomachines” of biology that carry out the myriad functions necessary to keep us alive, and when made incorrectly or in the wrong amounts can lead to disease. All biological processes, including diseases and responses to therapeutics, involve changes in proteins.

      Our technologies are in three major areas:

•	Proteomics — the study of proteins in living organisms;

•	Functional genomics — the study of how, when, where and which proteins are made in living organisms; and

•	Biomanufacturing — the production of proteins.

      We believe that we can apply our technologies to enable the transformation of information on proteins and gene function into product opportunities, such as drugs, drug targets, therapeutics, diagnostics, the evaluation of drug effectiveness and toxicity and the production of therapeutic proteins.

      From our inception in 1987 until February 1999, our main focus was the development of our GENEWARE technology, described below. In February 1999, we acquired our proteomics subsidiary and since the acquisition, we use our proteomics and functional genomics technologies to develop products that are proteins or that impact proteins.

Developments in the Year 2000

      In fiscal year 2000 we accomplished the following:

•	Initial public offering — In the third quarter of 2000, we raised approximately $89 million from the initial public offering and sale of our common stock, or IPO.

•	Phase I clinical trial commenced — In November 2000, we began a Phase I clinical trial of our GENEWARE-produced vaccines for the treatment of non-Hodgkin’s lymphoma.

•	First version of the HUMAN PROTEIN INDEX, or HPI, completed — In December 2000, we completed the first version of the HPI representing all the major tissues of the body.

•	Intellectual Property — Patents were issued in each of the key components of our technologies, and we filed patent claims covering over 150 unique genes that confer important agricultural traits derived from our functional genomics technology.

Scientific Background

      All living things are made up of one or more cells. Although scientists still have much to learn about how cells actually function, we do know that all cells have several basic components. Inside each plant and animal cell is a nucleus, which contains deoxyribonucleic acid, or DNA, that makes up the genetic code. Genes are composed of DNA, and when a gene is turned on, or expressed, the genetic code is copied and converted into a cell component called messenger ribonucleic acid, or mRNA. This messenger carries the genetic code to a specific part of the cell, which is outside the nucleus and is where proteins are made. Beyond carrying the genetic code for a protein, mRNA is not thought to be functional.

      The proteins that are produced from the genetic code are the essential components of cells. Changes either in protein structure, quantity and location occur in all diseases, including those that are due to genetic defects. Therefore, we believe that proteomics will become crucial in discovering and developing drugs that treat disease, and in predicting, diagnosing and monitoring diseases. Proteins can also serve as therapeutics themselves; a well-known example is insulin.

      We believe that biotechnology is moving from the era of gene discovery into an era focused on identifying the functions of the proteins that genes produce. Determining function involves the discovery of the role or relationship that a gene or a protein has with a particular biological process and the consequences of modulating its activity. Gene function cannot necessarily be inferred from its DNA sequence or mRNA levels, or reliably derived from comparison to other genes of known function. Discovering gene functions requires the integration of gene sequence and protein function. We believe our key technologies, ProGEx and GENEWARE, address these needs. In addition, we believe that our biomanufacturing technology will enable us to produce commercially valuable proteins rapidly and cost effectively.

Our Proteomics Technology

      ProGEx is our automated, high-throughput system that shows the protein composition, or proteome, of cells and tissues. This automated system requires minimal human attention during operation. High throughput means many units may be processed on a routine basis. Protein composition is a listing of the specific proteins present in tissues and cells, and their amounts. We use our ProGEx system to rapidly identify and quantify proteins found in normal human tissues and cells and the changes in proteins that are caused by diseases or by the use of particular drugs. We believe that proteomics will become very important in discovering and developing therapeutics, and in predicting, diagnosing and monitoring diseases. We believe that our ProGEx system provides information that is currently unavailable using genomics technologies alone and that this information is more practical than that which can be obtained with many alternative approaches to studying proteins that exist today.

      We are using our ProGEx system to develop products which include:

•	Human Protein Index, or HPI, database — our database of the detailed protein composition of all normal human tissues and cells;

•	Molecular Anatomy and Pathology, or MAP, database — our database that describes the changes in protein composition associated with disease;

•	Molecular Effects of Drugs, or MED, database — our database that describes changes in protein composition associated with the administration of therapeutics and other treatments;

•	Marker Proteins — proteins that are significantly correlated with a specific disease or the use of a therapeutic, or that can be used as drug targets, therapeutics or diagnostics;

•	Protein Chips — protein chips used as commercial research products to identify specific proteins for drug development, diagnose disease and determine the effect of drugs. A discrete device or “platform” in which a series of analytical tests for proteins are performed simultaneously on a single sample utilizing an array of protein specific antibodies is referred to as a “protein chip.”

      Our ProGEx system is based on the integration of a series of methods that begins with our proprietary sample preparation and separation process that is followed by the use of our two-dimensional gels, mass spectrometry and sophisticated software for storing and analyzing biological data. ProGEx gels separate the proteins in complex mixtures, such as those obtained from cell or tissue samples. This is achieved using a two-step protein separation technique. Proteins are separated first along one dimension according to their composition and then along a second dimension according to their size. This results in a rectangular map on which individual proteins appear as small spots. The size of each spot in a ProGEx gel indicates the relative amount of a particular protein present in the sample.

      We then use mass spectometry to identify the proteins separated by our ProGEx gels. Mass spectrometry is a physical measurement technique that measures the masses or molecular sizes of proteins and fragments of proteins. We use our proprietary, high-throughput, robotic system to selectively remove protein spots from ProGEx gels and to fragment the proteins. The mass of each protein fragment is measured by mass spectrometry. This data can then be used to identify the protein. We also use mass spectrometry to characterize unknown proteins.

      Our ProGEx system generates large amounts of data that must be effectively organized into databases to allow for its efficient use. Bioinformatics is the use of computer software to store and analyze biological data. Our proprietary KEPLER bioinformatics software allows us to analyze and integrate this data into our database. Our proprietary data-mining software tools allow us to query and interpret all information within our databases.

      In February 2001, to expand our proteomics capacity, we completed a state-of-the-art facility in Germantown, Maryland. We believe this new 53,000 sq. ft. facility is the world’s most automated center dedicated to quantitative proteomics. We believe that our new facility will enable us to correlate our high-throughput proteomics capabilities with our proprietary gene function discovery and protein manufacturing technologies. We believe that this linkage will relate the function of genes to normal and diseased cells and tissues and will accelerate the identification of drug targets and proteins that can be used as drugs.

      We believe the automated nature of our ProGEx system removes the variability inherent in more traditional, manually operated proteomics systems. This allows us to achieve highly reproducible results which are crucial when comparing data over time from the numerous types of drug treatments and diseased tissues in our databases. The high degree of resolution we obtain using our ProGEx system enables us to separate individual proteins out of complex mixtures, which is critical for the efficient identification of marker proteins that may be useful as drug targets or diagnostics. Traditional methods are generally incapable of separating and identifying the low abundance proteins that we are able to detect and characterize with our ProGEx system.

Our Functional Genomics Technology

      Our GENEWARE technology is a modified viral vector system used to insert genes rapidly and temporarily into host organisms for gene discovery, gene function analysis and protein production. Our GENEWARE viral vectors carry a gene sequence of interest into a cell of a host organism. The gene sequence is converted into mRNA inside the nucleus of the cell. The mRNA then moves outside the nucleus to the cytoplasm where it is translated into protein. Our GENEWARE technology does not use the traditional methods of inserting a gene into the genome of the host organism. To discover gene function, we insert a gene into the GENEWARE vector that is then inoculated onto a plant causing changes that we analyze. Our GENEWARE technology allows us to turn on or turn off protein production from unknown gene sequences, thereby enabling us to determine the function and potential commercial use of those genes and proteins.

      Current applications of our GENEWARE technology are to:

•	Identify gene sequences;

•	Determine gene functions; and

•	Manufacture therapeutic proteins, vaccines and other commercially useful proteins.

Biomanufacturing

      Our GENEWARE technology also allows us to manufacture therapeutic proteins, peptides and other molecules in plants. We believe that our GENEWARE technology offers significant time and cost advantages over traditional genetic engineering systems because it does not require alteration of the genome of the host organism. We have a manufacturing facility in Owensboro, Kentucky for the custom production of protein products using GENEWARE technology, and we are in the process of obtaining FDA approval for pharmaceutical grade production.

      Since 1991, we have conducted USDA-approved field trials to demonstrate that our GENEWARE technology is environmentally safe. We believe that our GENEWARE technology is environmentally safe because the viral vector and the genes we insert cannot be incorporated into the plant genome and, thus, cannot be transmitted to the next generation of the plant in the seed or pollen. Our GENEWARE viruses eventually lose the foreign gene that has been inserted and the virus then reverts to a weakened version of the naturally occurring virus.

Strategy

      Our principal objective is to commercialize products and technologies in the field of human healthcare as we establish a leadership position in proteomics, functional genomics and biomanufacturing. We plan to meet this objective principally through multiple commercial collaborations with pharmaceutical, biotechnology, chemical and other life science companies in the fields of proteomics and functional genomics.

      The key elements of our strategy include the following:

      Become the definitive source of information about human proteins. We are developing our HPI database, and we completed the first version of the HPI in December 2000. It includes information about approximately 115,000 proteins that represent all of the major tissues of the human body. Based on results of protein characterization obtained in our high-throughput mass spectrometry facility, we estimate that the HPI currently covers the protein products of 18,000 human genes. Recent estimates of the total number of genes present in a human range between 28,000 and 120,000. The rapid progress made in sequencing the entire human genome has created additional opportunities for us to integrate our proprietary protein information with information on the function of human genes. We intend to derive revenues from multiple sources using our HPI database. We plan to offer value-added information to collaborators, based on the depth of information and relational capabilities of our databases. We also intend to use our databases in our internal research and development projects to identify new drug targets; that is, proteins that can be used as drugs and diagnostics. The HPI will be used in identifying proteins for the purposes of developing therapeutics and protein chips for research, drug development and diagnosis of disease.

      Identify potential drug targets, therapeutic proteins and diagnostics. We are integrating our proprietary proteomic and genomic technologies to identify potential drug targets and proteins that can be used as therapeutics and diagnostics. We have expanded the utility of our GENEWARE technology for use in human and animal systems from its initial use to discover and determine the function of plant genes. We intend to commercialize these applications with collaborators as well as apply them to our internal research and development projects.

      Become the leading provider of protein information for protein chips and other diagnostic tools. With our ProGEx technology we can identify proteins, known as markers, that correlate with diseases or the effects of drugs. Our short-term strategy is to license these marker proteins individually to collaborators interested in using them as drug targets or as diagnostic tools. Our intermediate-term strategy is to provide protein information for protein chips. We believe that protein chips and other diagnostics will enable health care professionals and others to measure critical health and drug-related conditions quickly and affordably for research and diagnosis of disease. We have established a collaboration with Biosite Diagnostics Incorporated, or Biosite, to develop antibodies from our protein markers that can be used in protein chips and other diagnostic tools.

      Clinically test our first therapeutic product. We are conducting a clinical trial to ascertain the safety of our patient-specific vaccines for the treatment of non-Hodgkin’s lymphoma produced using our GENEWARE system. The Phase I clinical trial to determine safety of the vaccine began in November 2000 and is being conducted at Stanford University Hospital. We intend to establish a collaboration for the further development and commercialization of this vaccine once effectiveness is established in later clinical trials.

      Commercialize our protein production technology. Our biomanufacturing technology is based on our GENEWARE technology. It allows us to rapidly and efficiently produce proteins in plants that can be used as drugs, vaccines and diagnostics. We intend to manufacture our own proteins, and we will also seek to manufacture proteins for our customers. Part of the value of proteins discovered using our proteomics technology will be obtained by manufacturing these proteins ourselves for the treatment of diseases. We have successfully produced a number of our own candidate therapeutic proteins, including our patient-specific vaccines for the treatment for non-Hodgkin’s lymphoma and an enzyme known as alpha-galactosidase, which may be a treatment for Fabry’s disease.

Commercial Opportunities

ProGEx applications

      Identification of disease-specific marker proteins for use as drug targets and diagnostics. We use our ProGEx system to obtain information about proteins from thousands of cell and tissue samples in a matter of weeks. This process takes significantly longer using traditional methods. With our ProGEx system we can produce pictures of the proteomes from normal and diseased cell and tissue samples that we can compare to identify marker proteins associated with disease. These marker proteins are potential drug targets or diagnostics. This is a critical step in the drug discovery and development process and is a difficult and labor-intensive task to perform using traditional methods. We also are correlating our proteomic information with genomic information on gene function to identify drug targets and therapeutic proteins. We expect to derive value from marker proteins by licensing them as potential drug targets, content for protein chips or as diagnostic tools to numerous collaborators, as well as developing protein therapeutics ourselves.

      Monitoring and predicting specific drug effects. We use our ProGEx system to obtain a picture of the proteome from a patient, laboratory animal, cell or tissue sample before and after treatment with a specific drug to identify the effects of that drug on the proteome. The binding of a specific drug to its protein target typically affects the abundance or properties of numerous proteins in a cell or tissue sample. These changes in protein levels and properties generally correlate with the therapeutic action and toxic side effects, if any, of the specific drug. We believe that understanding these changes will allow us to predict the therapeutic and toxic effects of specific drug candidates. We intend to form collaborations with pharmaceutical and biotechnology companies to use our technology to monitor and predict the effects of drug candidates in development.

      Expansion of our proteomics databases. We are using our ProGEx system to expand our HPI, MAP and MED databases. In order to mine the extensive information in the databases, which consists of millions of protein measurements, we have developed a unique proteomic database architecture and advanced bioinformatics software tools, which allow us to correlate information from all three of our databases. We intend to derive revenue by using the databases to identify novel drug targets, therapeutic proteins and diagnostic marker proteins for use by us and our collaborators.

GENEWARE applications

      We use our GENEWARE technology to discover the function of genes and to produce proteins. We have built a database of information about gene function, initially in plants, and are applying this technology to other organisms. Some of the commercial applications of our GENEWARE technology include:

      Identifying the function of human genes. We use our GENEWARE technology to deliver target genes into human and other mammalian cell cultures. We examine the specific structural biochemical and physiological effects of expressing or inactivating genes in mammalian cells. We intend to integrate our genomic information on gene function with our proteomic databases by correlating the function of genes with proteomic information from normal and diseased cells and tissues to identify drug targets and therapeutic proteins.

      Identifying the function of plant genes. We use our GENEWARE technology for the rapid, simultaneous screening of entire plant genomes of major commercial crops in significantly less time than can be done using traditional technologies. We are able to routinely screen 400 unique genes per day and identify their functions in plants based on focused, high-throughput robotic tests. We are currently commercializing this capability in collaboration with The Dow Chemical Company and Dow AgroSciences, LLC, or collectively, Dow, and expect to form other collaborations in agriculture, industrial chemistry, forestry and horticulture.

      Producing proteins on a large scale. We have developed technology for the large-scale recovery and purification of protein products produced in plants. We use our GENEWARE technology to insert a gene into a plant so that the plant produces the protein of interest. We harvest the plants and put them through a series of industrial processes to rapidly separate and purify the protein product. We have successfully produced and purified a number of potential protein therapeutic products including patient-specific vaccines against non-Hodgkin’s lymphoma, currently in a Phase I clinical trial, and alpha-galactosidase, which may be a treatment for Fabry’s disease.

Collaborations

      We structure our current collaborations in a variety of ways. We obtain immediate funding in the form of ongoing committed research and development payments and, in some cases, technology access fees, from our collaborators. We also seek to share in the long-term value of the products that we assist our collaborators in developing through the retention of certain product rights and from royalty fees from the sale of products developed using our technologies. Other collaborations take the form of alliances to jointly commercialize product applications evolved from combining specific technologies of each company. We generated $23.3 million in revenues in 2000 from these arrangements.

      Several large pharmaceutical companies including Glaxo Wellcome PLC, Procter & Gamble Co. and Novartis AG have collaborated with us on specific proteomics projects in pharmaceutical research and development. Biotechnology companies, such as Genentech, Inc., have also conducted research with us. We also have had research programs with numerous government agencies. We currently have approximately nine ongoing research and technology development programs, no one of which, other than the Dow collaboration described below, is believed to be material to our business.

      We established a three-year collaboration with Dow in September 1998 for its exclusive use of our GENEWARE technology for functional genomics in selected agricultural and industrial chemical categories. We and Dow have identified commercially significant genes for specific agricultural and industrial uses that may be marketed by Dow and its affiliates. We retain the right to use any of the identified genes resulting from this collaboration for uses in other categories not allocated to Dow. During this collaboration, we have developed our plant gene discovery-and-function process utilizing our proprietary technologies. In this collaboration we are entitled to receive research and development funding, milestone payments upon completion of milestones, annual technology access fees and royalties if and when Dow and its affiliates commercialize products from the collaboration. During the term of the agreement, Dow has the first opportunity to negotiate for worldwide rights to develop, manufacture, use or sell specified products, inventions and technologies outside the pharmaceutical field. Revenues recognized pursuant to this collaboration were $20 million in 2000. Dow can terminate this collaboration at any time on 90 days notice. This collaboration continues through August 2001. We are in discussions with Dow to exploit the technology developed under the research collaboration in one or more areas of commercial interest. We also intend to market access to our functional genomics technology for agricultural and industrial chemical purposes to other parties.

      In January 2001, we began a collaboration with Biosite to develop content for a protein chip. Under the agreement, we will provide to Biosite protein markers of diagnostic interest, and Biosite will use those protein markers to produce antibodies. We will own the antibodies and intend to use them to develop protein chips to be marketed either jointly with Biosite, independently or in conjunction with third parties.

      In February 2001, we formed a collaborative alliance with ProdiGene, Inc. to jointly market to third parties our combined capabilities to manufacture therapeutic antibodies made in transgenic plants. We believe that the alliance will commercially link our bioprocessing capabilities with ProdiGene’s transgenic plant protein production technology. We have commenced joint marketing efforts to third party pharmaceutical and biotechnology companies.

Intellectual Property

      We continually seek patent protection for our plant and animal viral systems for gene expression, proteomic, genomic and biomanufacturing technologies. As of March 23, 2001 we had 24 issued and 86 pending U.S. patents. Our issued U.S. patents expire between 2006 and 2018. Foreign patents corresponding to many of the U.S. patents and patent applications have been filed and/or issued in one or more other countries, resulting in a total of 15 issued and 86 pending foreign patents as of March 23, 2001. We believe that these issued patents in various technological areas are valuable to our business. In the proteomics field we have 10 issued U.S. patents with durations ranging from 2006 to 2017. In the GENEWARE field, we have 12 issued U.S. patents and 15 foreign country patents with durations ranging from 2011 to 2016. In the biomanufacturing field, we have 2 issued U.S. patents with durations through 2018.

      These patents give us the right to exclude others from practicing or selling products, technologies or services covered by the methods claimed, and from making, using or selling the equipment which are the subject of the claims of these patents.

      A registered trademark gives the owner the right to exclude others from using identical or confusingly similar marks within the same channels of commerce. We own the following registered trademarks in the United States and in many other countries:

BIOSOURCE® BIOSOURCE GENETICS® BIOSOURCE TECHNOLOGIES® EXPRESSVECTOR®	GENEWARE® ISO-DALT® KEPLER® PCOS®

      We own rights to the following marks in the United States and in many other countries:

CYBERNOMICS™
HUMAN PROTEIN INDEXTM
KEPLERTM
WAVECLUSTERTM
PATHWAY PROSPECTORTM
CYBERCHIPTM
PHARMACEUTICAL PROTEOMICS TM
PROGEXTM
LARGE SCALE PROTEOMICSTM
MEDTM
MAPTM
LSBCTM
HPI-HUMAN PROTEIN INDEXTM
HPITM
LSBTM
HEMOXYNTM	EMT EXPRESSION MODIFIED TECHNOLOGY™
EMO EXPRESSION MODIFIED ORGANISM™
MED-MOLECULAR EFFECTS OF DRUGS™
LARGE SCALE BIOLOGY™
BIOSOURCE ANTIGENICS™
BIOSOURCE PROTEOMICS™
BIOSOURCE GENOMICS™
GENEWARE™
CHRONOVAX™
NATURALIN™
ONCOCIDIN™
BIOSOURCE™
PRO-OCULIN™
MAP- MOLECULAR ANATOMY AND PATHOLOGY ™
LARGE SCALE BIOLOGY CORPORATION™
GROWING THE FUTURE OF HEALTHCARE™

      We also rely upon copyright protection, trade secrets, continuing technological innovation and licensing from others to protect our intellectual property. Our success will depend, in part, on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses, if needed, to support or enhance our intellectual property portfolio.

      Dow, through its wholly owned subsidiary, Mycogen Corporation, owns or controls patent rights in the field of viral vectors covering the infection of plants and the expression of foreign genes in plants. Dow has informed us that it believes some of our plant viral activities may fall within the scope of its patents. We have informed Dow that we believe none of Dow’s patent rights cover our plant viral activities. We believe our business relations with Dow remain positive.

Employees

      As of February 28, 2001, we had 144 full-time employees, of which 106 comprise the research staff and are engaged in research, development and scale-up activities. The remainder work in general and administrative areas. Thirty-six employees hold Ph.D. degrees. We consider relations with our employees to be good, and none of the employees is covered by a collective bargaining agreement.

Competition

      The genomics and proteomics businesses are intensely competitive. Extensive research efforts characterize the genomics and proteomics industries, resulting in rapid technological progress. Many universities, public agencies and established pharmaceutical, biotechnology, chemical and other life sciences companies with substantially greater resources are developing and using technologies and are actively engaging in the development of products similar to or competitive with our products and technologies. In addition, other companies are engaged in development programs directed to the production of therapeutic proteins or peptides in plants.

      The markets for protein development and production, including human vaccines like the ones we are developing, also are highly competitive. Competitors with substantially greater resources are actively developing products similar to or competitive with our products. Several pharmaceutical, biotechnology, chemical and other life sciences companies engage in research and development in the use of novel gene expression systems to produce therapeutic proteins. Other companies are developing and marketing therapeutics for non-Hodgkin’s lymphoma and Fabry’s disease.

      In the field of functional genomics, we face competition from many biotechnology companies. In the field of proteomics, we face competition from a small number of companies using similar methods to investigate protein expression. The maturation of the genomics industry, associated with the completion of the human genome sequence, have caused successful genomics companies with greater resources than ours to look to proteomics as an opportunity for continued growth.

      We and others compete in the emerging fields of functional genomics and proteomics on the basis of technological innovations that offer time and cost advantages for the accomplishment of specific tasks, many of which were not previously practical. We believe our proprietary ProGEx system and GENEWARE technology, and our significant patent portfolio, will allow us to compete effectively in these fields. However, we expect new developments to continue and discoveries by others may render our potential products and technologies non-competitive.

Research and Development

      Our internally funded research and development expenses totaled $16.4, $9.5 and $7.0 million in 2000, 1999 and 1998, respectively. Our customer-sponsored research and development expenditures totaled $8.1, $7.4 and $2.6 million in 2000, 1999 and 1998, respectively.

Item 2. Properties

      Our principal research and development facilities and corporate headquarters are located in Vacaville, California. With a recent lease addition, we occupy a facility of approximately 45,000 square feet that includes administrative offices, a genetic engineering laboratory, a plant discovery and function laboratory and a bioinformatics software laboratory. In addition, we have a bioprocessing laboratory at this same facility that is physically designed for conversion to current good manufacturing practices and good laboratory practices operating standards and provides us with the capability to conduct research, process development and scale-up from bench through pilot scale within the same facility. Pilot scale is a stage before full-scale production during which smaller amounts are made to demonstrate that production methods work. We also own a facility of approximately 22,000 square feet in Owensboro, Kentucky for pilot and large scale extraction and downstream bioprocessing of protein products produced in plants. Our Proteomics subsidiary has recently moved from Rockville, Maryland into a leased laboratory and office facility in Germantown, Maryland of approximately 53,000 square feet. We incurred rental expenses for our Vacaville facility of $494,000 in 2000, $531,000 in 1999 and $476,000 in 1998 and for our Rockville facility of $196,000 in 2000 and $128,000 in 1999. We expect rental expenses for Vacaville and Germantown will be approximately $900,000 and $716,000, respectively, in 2001.

Item 3. Legal Proceedings

      We are not party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2000.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on The Nasdaq National Market under the symbol “LSBC.” Public trading of the common stock commenced on August 10, 2000. Prior to that, there was no public market for the common stock. The following table sets forth the high and low bid price per share of the common stock as reported on the Nasdaq National Market, during each quarter the stock has been publicly traded.

	High	Low

Year Ended December 31, 2000:

Third Quarter (from August 10, 2000)	$32.94	$18.75

Fourth Quarter	$32.88	$5.25

      As of March 23, 2001, the closing price per share of our common stock as reported by The Nasdaq National Market was $5.88. We believe that there are approximately 5,000 holders of record of our common stock, based upon data provided by our transfer agent through the end of February 2001.

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

      During the year ended December 31, 2000, we granted options to purchase 346,200 shares of our common stock to directors, officers, employees and consultants under our 2000 Stock Incentive Plan. During the year ended December 31, 2000, option holders exercised options for 954,226 shares of our common stock of which 653,004 were not registered under the Securities Act of 1933, as amended.

      The issuance and sale of the above unregistered securities were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 thereunder, pursuant to compensatory benefit plans and contracts related to compensation.

      Our Registration Statement on Form S-1, as amended (SEC File No. 333-34198) for our IPO became effective on August 9, 2000, covering an aggregate of 5,750,000 shares of our common stock, including the underwriters’ over-allotment option. The managing underwriters were J.P. Morgan & Co. Incorporated, Chase H&Q and William Blair & Company, LLC. On August 15, 2000, we closed on the sale of 5,000,000 shares of our common stock at a price of $17.00 per share, resulting in gross proceeds of $85.0 million. After deducting $5.9 million in underwriting discounts and $2.2 million of other related expenses, the net proceeds to us were $76.9 million. On September 8, 2000, we sold an additional 750,000 shares of our common stock at a price of $17.00 per share pursuant to the exercise by the underwriters of their over-allotment option, resulting in gross proceeds of $12.8 million. After deducting $0.9 million of underwriters discounts, our net proceeds from the exercise of the over-allotment were $11.9 million. In total, gross proceeds from the IPO were $97.8 million and expenses were $9.0 million, resulting in total net proceeds of $88.8 million.

      We have invested the proceeds from our IPO in temporary investments in money market funds, commercial paper and short-term bonds. We have not segregated those proceeds from other funds. The estimated use of proceeds for working capital set forth below includes operating expenses for research and development and for general and administrative activities. Provided below is a reasonable estimate of the amount of our net offering proceeds used in each of the following categories, through December 31, 2000:

Construction of plant, building and facilities	$514,000

Purchase and installation of machinery and equipment	2,260,000

Purchases of real estate	0

Acquisition of other businesses	0

Repayment of indebtedness	1,503,000

Capitalized patent costs	541,000

Working capital	1,469,000

Temporary investments	82,469,000

      There are no other purposes for which at least the lesser of five percent (5%) of our total offering proceeds or $100,000 has been used. Moreover, none of the net offering proceeds were paid directly or indirectly to directors, officers, or their associates, persons owning 10 percent (10%) or more of any class of our equity securities, or our affiliates. The application of the proceeds set forth above does not represent a material change from the anticipated use of proceeds described in the prospectus contained in our Registration Statement.

Item 6. Selected Financial Data

      You should read the following selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the accompanying notes included in this Report. We derived the consolidated statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000 and 1999 from our audited consolidated financial statements included elsewhere in this Report. We derived the statements of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 from our audited consolidated financial statements not included in this Report.

	Year ended December 31,

	2000	1999	1998	1997	1996

	In thousands, except share and per share data

Consolidated Statement of Operations Data

Revenues	$23,291	$16,090	$3,394	$2,108	$797

Costs and expenses:

Development agreements	8,115	7,439	2,565	1,735	300

Research and development	16,373	9,491	6,973	5,872	8,395

General, administrative and marketing	8,119	7,977	3,492	3,363	2,217

Purchased in-process research and development	—	21,362	—	—	—

Stock compensation bonus	7,268	—	—	—	—

Amortization of goodwill and purchased intangibles	1,197	623	—	—	—

Total costs and expenses	41,072	46,892	13,030	10,970	10,912

Gain on litigation settlements	—	1,300	1,890	2,000	—

Loss from operations	(17,781)	(29,502)	(7,746)	(6,862)	(10,115)

Total other income (expenses)	1,481	(5,203)	(1,009)	293	879

Loss before provision for income taxes	(16,300)	(34,705)	(8,755)	(6,569)	(9,236)

Provision for income taxes	—	190	—	—	—

Net Loss	$(16,300)	$(34,895)	$(8,755)	$(6,569)	$(9,236)

Net loss per share — basic and diluted	$(1.07)	$(3.76)	$(0.93)	$(0.70)	$(1.01)

Weighted average shares outstanding — basic and diluted	15,251,575	9,275,228	9,366,774	9,332,235	9,180,432

	December 31,

	2000	1999	1998	1997	1996

	In thousands

Consolidated Balance Sheet Data

Cash and cash equivalents	$40,030	$6,975	$3,484	$2,708	$4,237

Marketable securities	44,971	7,124	4,086	—	5,261

Working capital (deficit)	70,853	(1,514)	2,514	1,385	10,039

Total assets	106,943	31,762	17,590	8,388	14,238

Long-term debt and warrant liability	423	13,837	4,061	205	—

Convertible preferred stock	—	40,497	15,848	8,894	8,531

Accumulated deficit	(95,032)	(78,732)	(43,837)	(35,082)	(28,513)

Total shareholders’ equity (deficit)	89,792	(6,703)	2,927	6,261	12,167

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the accompanying notes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the factors discussed under the heading “Factors That May Affect Our Business” below.

Overview

      Large Scale Biology uses its proprietary proteomics and functional genomics technologies to develop products and establish commercial collaborations with pharmaceutical, biotechnology, chemical and other life sciences companies, to enable the transformation of proteomic and genomic information into multiple product opportunities, such as drug targets, therapeutics and diagnostics for drug effectiveness and toxicity.

      Before February 1999, we were primarily engaged in the development and commercialization of genomics technologies. In February 1999, we acquired 92.5% of the outstanding common stock of Large Scale Proteomics Corporation, or Proteomics, a company primarily engaged in the development of proteomics technologies. In March 2000, we acquired the remaining 7.5% of Proteomics’ common stock. We used the purchase method of accounting to record this acquisition.

      Substantially all of our revenues relate to our collaborative agreements and are derived from technology access fees, ongoing research funding and milestone payments for achievement of specific results. We record technology access fees and milestone payments as deferred revenue and amortize these payments on a straight-line basis over the remaining life of the related collaborative agreement. The life of a collaborative agreement is based on the terms of the agreement. We recognize research funding as we earn it.

      In September 1998, we entered into a three-year collaboration and license agreement, or the Dow Agreement, with The Dow Chemical Company and its subsidiary Dow AgroSciences LLC, or collectively, Dow. Under the Dow Agreement, we receive funding for sponsored genomics research, and we are entitled to royalties if and when Dow sells products that result from this collaboration, and technology access fees and payments when we reach specific milestones. Revenues from the Dow Agreement represented 86% and 88% of our revenues during 2000 and 1999, respectively. We expect to recognize revenues of $8.4 million in 2001 from the amortization of deferred revenue related to the Dow Agreement. The research collaboration under the Dow Agreement terminates on September 1, 2001. If the research collaboration is not extended beyond August 31, 2001 or we do not receive additional technology access fees and milestone payments, future revenues and operating margins could be materially lower than previously reported.

      During the third quarter of 2000, we raised net proceeds of approximately $89 million, including the exercise of the underwriters’ over-allotment option, as a result of our initial public offering, or IPO, which was declared effective on August 9, 2000.

      As a result of our investment in our technologies, we have incurred significant losses in each year since our inception in 1987. As of December 31, 2000, we had an accumulated deficit of $95.0 million. We expect additional losses as we expand our research and development efforts, make investments in strategic collaborations and enhance our technologies.

      Since our IPO, we initiated a Phase I clinical trial of the GENEWARE produced non-Hodgkin’s lymphoma vaccines and expanded internally funded research projects, including the assembly of our first version of the Human Protein Index. In January 2001, we announced our collaboration with Biosite to produce antibodies for use in protein chips. The resulting increase in expenses we believe will enhance the value of our technologies but could delay our profitability and result in increased annual net losses.

Results of Operations

Comparison of Years Ended December 31, 2000 and 1999

      Revenues. Revenues in 2000 were $23.3 million, an increase of $7.2 million, or 45% over 1999. Revenues earned under the Dow Agreement were $20.0 and $14.2 million in 2000 and 1999, respectively. This increase in revenues is principally attributable to amortization of deferred revenue from milestone payments received during 1999. We had deferred revenues at December 31, 2000 of $8.4 million relating to Dow that will be amortized through the end of the research collaboration under the Dow Agreement on August 31, 2001. Unless the research collaboration under the Dow Agreement is renewed or extended, contracted research and other milestone payments from Dow will be discontinued after August 31, 2001 and, therefore, will be less than in 2000. Growth in our revenues for 2001 and beyond is dependent upon our successfully entering into new collaboration agreements in one or more of our key technology bases.

      Development agreement expenses. Development agreement expenses relate to research activities incurred in connection with our collaborative agreements. Development agreement expenses for 2000 were $8.1 million, an increase of $0.7 million, or 9% over 1999. The increase is primarily attributable to a new research agreement started in 2000. We expect that development agreement expenses will decrease if the Dow research collaboration is not extended, as offset by any increase to meet commitments under any new collaborative agreements.

      Research and development expenses. Research and development expenses for 2000 were $16.4 million, an increase of $6.9 million, or 73% over 1999. The increase is the result of $2.0 million of increased spending for expanded operations and personnel at Proteomics, $1.8 million of amortization expense related to stock options granted in December 1999, $0.9 million of increased salary expense for new personnel and wage rate increases at the Vacaville and Owensboro facilities and $0.8 million of new expenditures to third parties for non-Hodgkin’s lymphoma preclinical and clinical trials. We anticipate that research and development expenses will continue to increase significantly for non-Hodgkin’s lymphoma clinical trials and for new or expanded internally funded research projects. Under our agreement with Biosite, we have committed to pay $6.8 million over 14 months for program target antibodies. Research and development expenses will increase accordingly. In addition, if the Dow research collaboration is not extended and we do not enter into a replacement collaboration agreement, research resources are expected to be utilized in internally funded projects resulting in a significant increase in our unreimbursed research and development expenses.

      General, administrative and marketing expenses. General, administrative and marketing expenses for 2000 were $8.1 million, an increase of $1.6 million, or 25% over 1999, excluding a charge of $1.5 million in 1999 related to previously capitalized patent costs. The increase is partially attributable to $0.8 million of amortization expense related to stock options granted in December 1999 and $0.4 million of increased salary expense for new personnel and wage rate increases. Additionally, we expanded our infrastructure to meet the demands of a public company. We anticipate that our legal and regulatory expenses related to our patents will increase as we file, prosecute and defend new and existing patents. We also expect general, administrative and marketing expenses to increase as we expand our infrastructure to accommodate our anticipated growth.

      Stock compensation bonus. The stock compensation bonus of $7.3 million for 2000 is a noncash charge incurred for stock options that we issued to certain key officers and employees in December 1999 which vested upon the completion of our IPO.

      Amortization of goodwill and purchased intangibles. The amortization of goodwill and purchased intangibles of $1.2 and $0.6 million in 2000 and 1999, respectively, relate to our purchase of 92.5% of Proteomics in February 1999 and the exercise of our option to purchase the remaining 7.5% in March 2000. Amortization charges for goodwill and purchased intangibles are expected to be approximately $1.3 million per year through 2002 and $0.2 million in 2003.

      Interest income (expense). Interest income increased to $2.6 million in 2000 from $0.5 million in 1999 due to the investment of the proceeds from our IPO in August 2000. We expect interest income to increase in 2001 as the proceeds from our IPO are invested over an entire year. However, monthly interest income is expected to decrease with the planned expenditures for operations and facilities and with the current trend of decreasing interest rates.

      Change in fair value of warrant. The noncash charges of $0.8 and $5.4 million in 2000 and 1999, respectively, relate to the increase in the fair value of a warrant we issued to Dow in connection with the Dow Agreement. This warrant had a “put option” that could have required us to repurchase common stock issued to Dow upon exercise of the warrant. This “put option” expired upon the effective date of our IPO. Consequently, the warrant liability was reclassified to permanent equity and no subsequent charges will be incurred.

      Provision for income tax. Although we had a net loss of $34.7 million before provision for income taxes for our year ended December 31, 1999, we had taxable income for federal and state income tax purposes which we offset by our use of federal and state net operating loss carryforwards. As a result, we incurred alternative minimum taxes of $190,000. Taxable income in 1999 was primarily because of taxable milestone payments under the Dow Agreement and the charge for in-process research and development that was not deductible for tax purposes.

Comparison of Years Ended December 31, 1999 and 1998

      Revenues. Revenues in 1999 were $16.1 million, an increase of $12.7 million, or 374%, over 1998. Revenues earned under the Dow Agreement were $14.2 million in 1999 and $2.9 million in 1998, which reflects a full year of research activities in 1999 as compared to only four months in 1998. The increase in revenues is partly due to the inclusion of $1.8 million of revenues from the operations of Proteomics since February 1, 1999, the effective date of our acquisition of that subsidiary.

      Development agreement expenses. Development agreement expenses in 1999 were $7.4 million, an increase of $4.9 million, or 190%, over 1998. Research activities under the Dow Agreement accounted for $6.7 million of such expenses in 1999, and $1.5 million in 1998. The increase in development agreement expenses in 1999 attributable to the Dow Agreement reflects the inclusion of a full year of research activities as compared to only four months in 1998. Additionally, the inclusion of the operations of Proteomics since February 1, 1999 accounts for $0.7 million of the increase. These amounts were partially offset by development agreements that terminated during 1998.

      Research and development expenses. Research and development expenses in 1999 were $9.5 million, an increase of $2.5 million, or 36%, over 1998. The inclusion of the operations of Proteomics since February 1, 1999 accounts for $1.4 million of the increase in 1999. The addition of research personnel, increased research funding paid to third parties and expanded research facilities in Vacaville, California and Owensboro, Kentucky accounts for the remainder of the increase.

      General, administrative and marketing expenses. General, administrative and marketing expenses in 1999 were $8.0 million, an increase of $4.5 million, or 128%, over 1998. The increase was due in part to an increase in legal and regulatory fees of $1.2 million related to patents and a $1.5 million charge for previously capitalized patent costs. Additionally, the inclusion of operations of Proteomics since February 1, 1999 accounts for $1.6 million of the increase.

      Purchased research and development expenses. Purchased research and development expenses for 1999 were $21.4 million, which represents a charge for in-process research and development acquired in connection with our acquisition of Proteomics.

      Change in fair value of warrant. These noncash charges of $5.4 and $1.2 million in 1999 and 1998, respectively, relates to the increase in the fair value of a warrant issued in connection with the Dow Agreement.

Liquidity and Capital Resources

      The increase in our annual need for funds reflects the expanding scope of our research and development activities. On August 9, 2000, our IPO was declared effective, and we subsequently received approximately $89 million of net proceeds during 2000, including the exercise of the underwriters’ over-allotment option. Prior to our IPO, we funded our operations through payments from our collaborative agreements of $62.2 million, the sale of $48.5 million of our equity securities, other income of $6.8 million and debt and warrant financing of $9.1 million.

      At December 31, 2000, we had cash and cash equivalents of $40.0 million and marketable securities of $45.0 million. Net cash used in operating activities of $13.0 million in 2000 was principally due to $27.3 million paid to our suppliers and employees, partially offset by $1.5 million of milestone payments and $8.3 million of research funding received under the Dow Agreement, $3.0 million from other agreements and interest of $1.8 million from our investments. Net cash provided by operating activities of $6.3 million for 1999 was principally due to $16.6 million of milestone payments and $7.8 million of research funding received under the Dow Agreement, less $21.4 million paid to our suppliers and employees. We entered into an agreement with Biosite in January 2001 whereby we have committed to pay $6.8 million over 14 months for program targets. Cash paid to suppliers and employees will increase accordingly. In the future, for us to achieve positive net cash flow from operating activities, we believe we must enter into new collaboration agreements and carefully manage the level of internally funded research and development activities.

      Net cash used in investing activities of $42.3 million in 2000 was principally due to $37.0 million of net investment in marketable securities, $4.5 million for purchases of property, plant and equipment and $0.8 million for increases in intangible assets. Net cash used in investing activities of $8.4 million in 1999 included $5.1 million for purchases of property, plant and equipment. We have committed to spend approximately $4.0 million in 2001 for the construction of certain facilities in Owensboro and Germantown. An additional $2.7 million for these projects was included in construction in process and accounts payable at December 31, 2000 that will be paid during 2001. Our total planned expenditures for property, plant and equipment during 2001 are approximately $15 million. We anticipate that our capital expenditures will increase in the future to meet the demands from new collaboration agreements and research and development efforts. We may use a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

      Net cash provided by financing activities of $88.4 million in 2000 was primarily the result of $90.5 million of proceeds from our IPO and exercise of stock options, offset by $2.2 million of net principal payments on long-term debt. Net cash provided by financing activities of $5.6 million in 1999 included $3.4 million of milestone payments allocated to the warrant we issued to Dow in connection with the Dow Agreement and net proceeds of $2.2 million from loans related to our $5.0 million equipment financing arrangement.

      In the future, our liquidity and capital resources will depend upon, among other things, the level of our research and development activities, clinical, regulatory and marketing expenses and funding from our collaborations. We believe that our cash and cash equivalents and our marketable securities, together with revenues from our collaborations and other sources will be adequate to fund our anticipated cash and working capital requirements at least through December 31, 2002. During or after this period, if our capital resources are insufficient to meet our future capital requirements and expenses, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and was effective for us beginning January 1, 2001. This statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 will not have a material impact on our financial statements.

      In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. We comply with the provisions of SAB 101.

Inflation

      We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Factors That May Affect Our Business

      We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this Form 10-K.

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, beliefs and assumptions. We use words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described below and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Risks Related To Our Business

We are at an early stage of development, and we may not be able to successfully develop and commercialize our products and technologies

      We are in an early stage of development as an operating company, and we are subject to all the risks inherent in the development of a business enterprise, including the need for substantial capital to support the development of our products and technologies. We have had limited revenue from contract research and development services and collaborations. We are still developing our three primary database programs, HPI, MAP and MED, that we intend to commercialize. We have marketed a limited number of our own technologies. Though we have completed the first version of the HPI, we have not yet operated our ProGEx system on the large scale we believe will be necessary to complete our HPI database and other proteomics projects. In addition, we are still in the process of integrating our proprietary protein databases with information on gene function. If we are unable to manufacture and operate our ProGEx system on a large scale or to integrate our protein databases with information on gene function, we may not be able to achieve our objectives in the field of proteomics.

      Our other anticipated products, including a novel vaccine for the treatment of non-Hodgkin’s lymphoma, most likely will require that we enter into new collaborations before we can manufacture and market them, and they are subject to the governmental regulatory process. Because we are in new and developing fields, and our research focuses on new and unproven technologies, our therapeutic vaccines, drugs and proteins that we develop may not be effective in humans, or may not meet regulatory requirements for safety and efficacy. In addition, even if we successfully develop a product, there may not be a substantial commercial market for that product.

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

We have a history of losses and cannot predict when we will become profitable, if at all

      We have had net losses in each year since our inception in 1987. We sustained a net loss of approximately $16.3 million in 2000 and had an accumulated deficit of approximately $95 million as of December 31, 2000. Milestone payments from the Dow Agreement were substantially lower in 2000 than 1999. We have not yet entered into any new collaborations that could make up for this decrease in cash flow. The research collaboration under the Dow Agreement will terminate September 1, 2001. We expect cash flow under the Dow Agreement to continue to decrease in 2001. At the same time, we expect to significantly increase amounts to fund research and development and to enhance our core technologies. As a result, we expect that our operating expenses will increase significantly and we will need to generate significant additional revenues from collaborations and the commercialization of our products and technologies to achieve profitability. We expect to incur substantial losses for the foreseeable future. If we are unable to enter into new collaborations, control our operating expenses and successfully commercialize our products and technologies, we may never become profitable.

We may require additional capital

      In order for us to remain competitive so we can develop profitable and cash positive operations, we must continue to generate revenue from our products under development and our technologies, including our ProGEx and GENEWARE systems. We believe our cash and cash equivalents and our marketable securities at February 28, 2001, together with revenues from our collaborations and all other sources will be sufficient to fund our operations at least through December 31, 2002. However, changes in our business may occur that would consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements and expenses, we will have to raise additional funds. If we raise additional funds by issuing equity securities, our existing stockholders may be diluted. We may raise this capital through public or private financings or additional collaborations, strategic partnerships or licensing arrangements. While we cannot predict our need for additional capital in the future, the amount required may be substantial and exceed tens of millions of dollars. If we are unable to raise sufficient additional capital, we will have to curtail or cease operations.

Alternative technologies may supersede our technologies or make them non-competitive

      Genomics, proteomics and biomanufacturing fields are intensely competitive. They are characterized by extensive research efforts which result in rapid technological progress. If our competitors succeed in developing products or technologies that are more effective than ours or that render our products or technologies obsolete or noncompetitive, our business will suffer. Many universities, public agencies and established pharmaceutical, biotechnology, chemical and other life sciences companies with substantially greater resources than we have are developing and using technologies and are actively engaging in the development of products similar to or competitive with our products and technologies. Like us, our competitors are using proteomics and genomics technologies to identify potential drug targets, therapeutic proteins and diagnostic marker proteins. In addition, our competitors have developed databases containing gene sequence, gene expression, genetic variation or other genomic information and are marketing or plan to market their data to pharmaceutical, biotechnology, chemical and other life sciences companies. To remain competitive, we must continue to invest in new and existing technologies, expand our databases and improve our bioinformatics software, including proprietary software used with our ProGEx system.

      Our competitors may devise faster, more complete or more accurate methods to obtain proteomic and functional genomic information than our ProGEx and GENEWARE systems. There has been and continues to be substantial academic and commercial research effort devoted to the development of such methods. If a successful competitive method is developed, it could undermine the commercial basis for the products and technologies we intend to provide.

We may not be able to enter into collaborations necessary to fully develop and commercialize our products and technologies, and we will be dependent on our collaborators if we do

      We intend to independently pursue some therapeutic product applications into the development stage. However, we expect to develop and commercialize most of our future products only in collaboration with pharmaceutical, biotechnology, chemical and other life sciences companies. Our success will depend in large part on our ability to enter into future collaborations with other companies for the research and development, pre-clinical and clinical testing and the regulatory approval and commercialization of our products. Our reliance upon these companies for these capabilities will reduce our control over such activities and could make us dependent upon them. To date, we have entered into only a limited number of collaborations. Generally, the scope of these collaborations has been to demonstrate the function of plant genes and the feasibility of using viral vectors to create proteins in plants and to identify marker proteins for drug development and diagnostics. Our agreements provide us with rights to participate financially in the commercial development of products resulting from the use of our technologies. We may be unable to obtain such rights in future collaborations. In addition, unforeseen delays or complications could arise and result in the breach of our contractual obligations with our collaborators and others, or render our technologies unable to perform at the quality and capacity levels required for success.

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

      Dow owns or controls patent rights in the field of viral vectors covering the infection of plants and the expression of foreign genes in plants, and has informed us that it believes that some of our plant viral activities may fall within the scope of its patents. If we are unable to resolve this matter, and are found to have infringed upon Dow’s rights, our product development and research activities related to plant viruses which fall within the scope of Dow’s patents may be delayed or terminated. These kinds of disagreements could result in costly and time-consuming litigation and divert our financial and managerial resources.

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

We may not be able to successfully manufacture our products in commercial quantities or at acceptable costs

      We have not yet commercially manufactured any products using our technologies, including proteins manufactured with our GENEWARE technology. We have only produced products on a small, test scale. The failure of our technologies to provide safe, effective, useful or commercially viable approaches to the discovery and development of drug targets and proteins which can be used as therapeutics would significantly limit our business plan and future growth.

We may not be able to create and commercialize a combined proteomic and genomic source of information

      We may not be able to successfully combine our proprietary protein data with genomic information. Even if we are able to integrate information on gene function with our proteomic databases, competing technologies may prove to be more effective or efficient, which would limit or eliminate our revenue opportunities. If we do not successfully create and commercialize a combined proteomic and genomic source of information, it could reduce our revenues.

We may be unable to recruit and retain senior management and other key scientific personnel on whom we are dependent

      The loss of one or more of our senior management or other key scientific personnel could have a material adverse effect on our business and could inhibit our research and development and commercialization efforts. Although we have entered into employment agreements with some of our key personnel, these employment agreements are for a limited period of time and not all key personnel have employment agreements. There is currently a shortage of skilled senior management in the biotechnology industry, which is likely to continue and intensify. In addition, we face competition for research scientists and technical staff from other companies, academic institutions, government entities, nonprofit laboratories and other organizations. Failure to recruit and retain senior management and scientific personnel on acceptable terms would prevent us from achieving our business objectives.

Concentration of ownership among our existing executive officers, directors and principal stockholders enables them to collectively control all significant corporate decisions

      Our directors, our executive officers and entities affiliated with our directors and our executive officers beneficially own, in the aggregate, approximately 43% of our outstanding common stock as of February 28, 2001. These stockholders as a group will be able to elect our directors and officers, control our management and affairs and be able to control most matters requiring the approval of our stockholders, including any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership will also prevent a change of control of our Company at a premium price if these stockholders oppose it.

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

Risks Related to Our Industry

If companies in the pharmaceutical, biotechnology, chemical and life sciences industries do not succeed or their demand for our products and technologies decreases, then our revenues could be reduced

      We expect to derive our revenues primarily from products and technologies provided to the pharmaceutical, biotechnology, chemical and life sciences industries. Accordingly, our success will depend directly on the success of companies in these industries and their demand for our products and technologies. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by companies in those industries, or their unwillingness or inability to use our products and technologies. These reductions and delays may result from factors which are not within our control, such as:

•	changes in economic conditions generally;

•	the extent to which companies in these industries conduct research and development involving proteomics and functional genomics in-house or through industry consortia;

•	the extent to which genomic information is or is not made publicly available;

•	consolidation within one or more of these industries;

•	changes in the regulatory environment affecting these industries;

•	pricing pressures;

•	market-driven pressures on companies to consolidate and reduce costs; and/or

•	other factors affecting research and development spending in these industries.

If competitive products are better than our products, then our business may fail

      The markets for protein development and production, including human and veterinary therapeutics and vaccines like the ones we are developing, are highly competitive. Virtually all of the genes in the human genome have been sequenced and we expect them to be identified within the next year. We face significant competition in our protein product development and production efforts from entities using alternative, and in some cases higher volume and larger scale, approaches for the same purpose. Competitors with substantially greater resources are actively developing products similar to or competitive with our products and potential products. Our competitors may succeed in developing products or obtaining regulatory approval before we do or in developing products that are more effective than those we develop or propose to develop. A large number of universities and other not-for-profit institutions, many of which are funded by the U.S. and foreign governments, are also conducting research to discover genes and their functions. Any one or more of these entities may discover and establish a patent position in one or more of the genes or proteins that we wish to study.

      In addition, several pharmaceutical, biotechnology, chemical and other life sciences companies engage in research and development in the use of unique gene expression systems to produce therapeutic proteins. These competitors may develop products earlier or obtain regulatory approvals faster than we may be able to, or develop products that are more effective than ours. At least one of our major competitors, Oxford Glycosciences, Plc., is located in Europe, and our ability to use our patent rights to prevent competition in the creation and use of proteomics-driven products and technologies is more limited outside of the United States. New developments are expected to continue, and discoveries by others may render our products and technologies noncompetitive, which could lead to the failure of our business.

We may not have access to sufficiently complete, accurate or defect-free data from outside sources, including genome sequence data which would increase our costs and could affect our product development efforts

      The efforts of the Human Genome Project and private companies to create a complete catalog of the human genome may not enable us to fully integrate that data with our proprietary protein databases. In addition, we obtain our data from other sources, including our academic collaborators and our sources of cell and tissue samples. This data could contain errors or other defects which could corrupt our databases or increase our costs by requiring us to use alternative methods or sources to obtain such data. In addition, data sources may have acquired this information in a manner that violates various applicable legal requirements.

We and our collaborators may not obtain FDA and other approvals for our products in a timely manner, or at all

      Drugs and diagnostic products are subject to an extensive and uncertain regulatory approval process by the FDA and comparable agencies in other countries. The regulation of new products is extensive, and the required process of laboratory testing and human studies is lengthy, expensive and uncertain. The burden of these regulations will fall on us to the extent we are developing proprietary products on our own. We may not be able to obtain the clearances and approvals necessary for the clinical testing, field-testing, manufacturing or marketing of our products. If the products are the result of a collaborative effort, these burdens may fall on our collaborators or we may share these burdens with them. We may not obtain FDA or other approvals for those products in a timely manner, or at all. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Even if we obtain FDA regulatory approvals, the FDA extensively regulates manufacturing, labeling, marketing, promotion and advertising after product approval. Further, once a manufacturer obtains regulatory approval, a marketed product and its manufacturer are subject to continual review, and discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. In some countries, regulatory agencies also set or approve the sale prices for drug products. Additionally, several of our product development areas may involve relatively new technology that has not been the subject of extensive product testing in humans. The regulatory requirements governing these products and related clinical procedures remain uncertain and the products themselves may be subject to substantial review by foreign governmental regulatory authorities that could prevent or delay approval in those countries. Regulatory requirements ultimately imposed on our products could limit our ability to test, manufacture and commercialize our products.

If new rules issued by the USDA adversely affect our collaborators’ ability to commercialize genetically modified products, then our ability to sell certain products and technologies will be severely impaired

      We must comply with USDA regulations for outdoor releases of genetically engineered organisms as well as other products designed for use on or with agricultural products. Recently, the USDA released new regulations that prohibit the inclusion of genetically modified ingredients in products labeled as organic. The USDA regulations also prohibit the use of genetically modified fibers in clothing labeled as organic. These new regulations ultimately could make any products that may be developed with our collaborators, including Dow, unattractive to or too expensive for consumers, or could cause the government to prohibit their sale or use. In addition, the USDA prohibits growing and transporting genetically modified plants except pursuant to an exemption or under special permits. We may use genetically modified plants as screening or production hosts. Changes in USDA policy regarding the movement or field release of genetically modified plant hosts could adversely affect our business by increasing the cost of our products and technologies or decreasing consumer demand for those products and technologies or causing the government to prohibit their sale or use.

Future legal and regulatory requirements imposed by the FDA may limit or discourage the use of certain genetically engineered organisms and products, which could reduce our revenues

      The FDA currently applies the same regulatory standards to foods developed through genetic engineering as it applies to foods developed through traditional plant breeding. However, genetically engineered food products will be subject to pre-market review if these products raise safety questions or if the FDA considers these products to be food additives. Our products and the products of our collaborators that contain genes that we identify or determine to have a particular function may be subject to lengthy FDA reviews and unfavorable FDA determinations if the FDA considers them to be food additives or if the FDA changes its policy. Also, we believe the FDA’s policy is that it will not require that genetically engineered agricultural products be labeled as such, provided that these products are as safe and have the same nutritional characteristics as conventionally developed products. The FDA may reconsider or change its labeling policies, or local or state authorities may enact labeling requirements. Any such labeling requirements could reduce the demand for genetically engineered products. In those products where production must be performed outdoors, the USDA prohibits manufacturers from growing and transporting genetically engineered plants except pursuant to an exemption or a permit under strict controls. If our future products are not exempted or covered by permits by the USDA, it may be impossible to sell such products.

If there is negative public reaction to the use of genetically engineered products and technologies, then the market for certain products and technologies we develop will be adversely affected

      Future commercial success of some our products and of the products of some of our collaborators, will depend in part on public acceptance of the use of genetically engineered products including drugs, plants and plant products. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Negative public reaction to genetically modified organisms and products could result in greater government regulation of genetic research and resultant products, including stricter labeling requirements, and could cause a decrease in the demand for our products. The subject of genetically engineered organisms has received negative publicity and aroused public debate in a number of countries, including the United States and the countries of the European Community. The expressed preferences of a significant portion of consumers, particularly in Europe, and to some extent in the United States, for non-genetically engineered food might substantially limit the marketing of genetically engineered food crops. Ethical and other concerns about our technologies, particularly the use of genes for commercial purposes and the products resulting from this use, could lead to greater regulation and trade restrictions on imports of genetically engineered products and adversely affect the market acceptance of our products and technologies. Governmental authorities could, for political or other reasons, limit the use of genetic processes or prohibit the practice of our GENEWARE technology. Consequently, if this regulation results in non-acceptance of food products derived from genetically engineered food crops it could reduce or eliminate any potential financial return from the Dow Agreement in agricultural gene discovery and function, and our ability to successfully collaborate with additional companies in the agricultural industry.

We may be sued for product liability and our product liability insurance may not be adequate

      The testing, marketing and sale of our and our collaborators’ products will entail a risk of allegations of product liability, and third parties may assert substantial product liability claims against us. While we have limited product liability insurance to protect against this risk, adequate insurance coverage may not be available at an acceptable cost, if at all, in the future and a product liability claim or product recall could materially and adversely affect our business. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of the products we or our collaborators develop. If we are sued for any injury allegedly caused by our products or our collaborators’ products, our liability could exceed our total assets and our ability to pay the liability.

If we use hazardous materials in our business in a manner that causes injury or violates laws, we may be liable for substantial damages

      Our research and development processes involve the use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. The chemicals we use include, but are not limited to, flammable solvents such as methanol and ethanol, ethidium dye which is a commonly used fluorescent dye for visualizing DNA, and buffer solutions used in the purification of DNA. We also use several radioisotopes including phosphorous-32, carbon-14, sulfur-35, phosphorous-33, iodine-125 and hydrogen-3. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages and criminal penalties in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. Further, it is possible that the materials we use could contaminate another party’s property. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets and our ability to pay the liability. In addition, compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research and development and production efforts. Although we have general liability insurance, these policies do not cover claims arising from pollution from chemical or radioactive materials. Our collaborators are working with various types of hazardous materials in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury we or our collaborators cause to persons or property by exposure to, or release of, any hazardous materials.

Healthcare reform and restrictions on reimbursements may limit the financial returns from our products

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

Patent infringement or enforcement litigation or interference proceedings could be costly and disrupt our business and may prevent us from commercializing our products

      The technology that we use to develop our products and key resources, and those that we incorporate in our products and technologies, may be subject to claims by third parties, including our collaborators, that they infringe the patents or proprietary rights of others. We also may need to enforce our patent rights in actions against others, which could be expensive. The risk of this occurring will tend to increase as the fields of proteomics, genomics and the biotechnology industry expand, more patents are issued and other companies attempt to discover genes and proteins and engage in other proteomics, genomics and biotechnology-related businesses.

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

We may not be able to protect our know-how and trade secrets

      We generally control the disclosure and use of our know-how and trade secrets using confidentiality agreements. It is possible, however, that:

•	Some or all confidentiality agreements will not be honored;

•	Third parties will independently develop equivalent technology;

•	Disputes will arise with our consultants, collaborators or others concerning the ownership of intellectual property; and/or

•	Unauthorized disclosure of our know-how or trade secrets will occur.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

  Interest rate risk

      Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and debt obligations. Our exposures to interest rate and other market risks at December 31, 2000 are described below.

  Investment portfolio

      Our investments portfolio consists of cash, cash equivalents and marketable securities. Cash equivalents are highly liquid investments with maturities at the date of purchase of three months or less and are stated at cost. We maintain cash equivalents generally in money market accounts or with maturity dates of less than 90 days which totaled $40.0 million at December 31, 2000. We classify our marketable securities as held-to-maturity and, consequently, we record them on the consolidated balance sheet at historical cost. Marketable securities totaled $45.0 million at December 31, 2000 and consisted of high quality commercial paper and short-term bonds. We believe our exposure to interest rate risk is not material for these balances.

      If market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2000, the fair value of our cash equivalents and marketable securities would change by an insignificant amount.

      We do not use derivative financial instruments in our investment portfolio, and we place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

  Debt obligations

      Our debt obligations consist of notes payable maturing from 2000 to 2008. We index substantially all of our debt to the commercial bank prime interest rate, 9.5% at December 31, 2000. If market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2000, our interest expense would change by a similar percentage and would not be material.

  Foreign currency

      We have operated primarily in the United States, and all receivables reflect amounts payable in U.S. dollars. We have not had any material exposure to foreign currency rate fluctuations relating to assets or liabilities.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this Item 8 are listed in Item 14 and begin at page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

  Directors

      Information with respect to directors may be found in the section captioned “Election of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

  Executive Officers

      Information with respect to executive officers may be found in the section captioned “Executive Officers” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 11. Executive Compensation

      Information with respect to executive compensation may be found in the section captioned “Executive Compensation” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information with respect to security ownership of certain beneficial owners and management may be found in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information with respect to certain relationships and related transactions may be found in the section captioned “Certain Relationships and Related Transactions” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Index to Financial Statements

      The following Financial Statements are included herein:

      (b)  Reports on Form 8-K

      None.

      (c)  Exhibits

Exhibit Index

Exhibit
Number	Description

2.1*	Agreement and Plan of Reorganization, dated January 25, 1999, by and amongst registrant, the entity formerly known as Biosource Technologies, Inc., Large Scale Biology Corporation, N. Leigh Anderson, Constance L. Seniff and Robert J. Walden and other Large Scale Biology shareholders.
3.1*	Amended and Restated Certificate of Incorporation.
3.2*	Bylaws.
4.1*	Form of registrant’s Specimen Common Stock Certificate.
4.2*	Information and Registration Rights Agreement dated October 11, 1990 by and among the registrant and the parties who are signatories thereto.
4.3*	Amendment to the Information and Registration Rights Agreement dated October 10, 1991 by and among the registrant and the parties who are signatories thereto.
4.4*	Second amendment to the Information and Registration Rights Agreement dated October 10, 1991 by and among the registrant and the parties who are signatories thereto.
4.5*	Third Amendment to the Information and Registration Rights Agreement dated March 20, 1998 by and among the registrant and the parties who are signatories thereto.
4.6*	Fourth Amendment to the Information and Registration Rights Agreement dated September 1, 1998 by and among the registrant and the parties who are signatories thereto.
4.8*	Warrant to purchase Series E Convertible Preferred Stock dated May 31, 1997, by and between the registrant and Bruce A. Boyd.
4.9*	Warrant to purchase Series E Convertible Preferred Stock dated February 21, 1997, by and between the registrant and Bay City Capital LLC.
4.10*	Warrant to purchase 1,848,091 shares of common stock dated September 1, 1998, by and between the registrant and The Dow Chemical Company.
4.11*	Warrant Agreement to purchase 1,848,091 shares of common stock dated September 1, 1998, by and between the registrant and The Dow Chemical Company.

Exhibit
Number	Description

4.12*	Warrant to purchase 21,991 shares of common stock dated January 29, 1988, assigned by the registrant on January 14, 2000 to Arnold Zimmerman.
4.13*	Warrant to purchase 21,991 shares of common stock dated January 29, 1988 assigned by the registrant on January 29, 2000 to Sebastian J. Trusso.
4.14*	Warrant Assignment to purchase 21,991 shares of common stock assigned by the registrant to Arnold Zimmerman.
4.15*	Warrant Assignment to purchase 21,991 shares of common stock assigned by the registrant to Sebastian J. Trusso.
10.1	Reserved.
10.2*†	Registrant’s 2000 Stock Incentive Plan.
10.3*†	Registrant’s 2000 Employee Stock Purchase Plan.
10.4*†	Form of registrant’s Directors’ and Officers’ Indemnification Agreement.
10.5*	Dow Collaboration and License Agreement dated August 24, 1998, by and among the registrant and The Dow Chemical Company and its subsidiary Dow AgroSciences LLC.
10.6*	Grant from National Cancer Institute to Large Scale Biology dated January 5, 2000.
10.7*†	Employment agreement between the registrant and Dr. N. Leigh Anderson.
10.8*†	Employment agreement between the registrant and Dr. Norman Anderson.
10.9*	Lease Agreement dated October 15, 1987, and amendments 1 through 8 thereto between the registrant and Mission Vacaville Limited partnership.
10.10*	Equipment financing arrangement entered into on November 30, 1998 between registrant and Sierrawest Bank.
10.11	Ninth Amendment to Lease Agreement between registrant and Mission Vacaville Limited partnership, dated July 31, 2000.
10.12	Tenth Amendment to Lease Agreement between registrant and Woodlawn Foundation (successor-in-interest to Mission Vacaville Limited partnership), March 1, 2001.
10.13	Lease Agreement dated July 26, 2000 between Large Scale Proteomics Corporation and Westphalia Center II Limited partnership.
21.1	Amended List of Large Scale Biology Corporation Subsidiaries.
23.1	Independent Auditors’ Consent.

*	Incorporated by reference to designated exhibits to the Company’s Registration Statement on Form S-1 (SEC Registration No. 333-34198), declared effective on August 9, 2000.

†	Management contract or compensatory plan or arrangement filed as exhibits pursuant to Items 14(a) and 14(c) of Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2001

LARGE SCALE BIOLOGY CORPORATION

By:	/s/ ROBERT L. ERWIN

Robert L. Erwin,
Chairman of the Board
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT L. ERWIN Robert L. Erwin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 2, 2001

/s/ N. LEIGH ANDERSON N. Leigh Anderson, Ph.D.	Chief Scientific Officer President, Proteomics Subsidiary	April 2, 2001

/s/ DAVID R. MCGEE David R. McGee, Ph.D.	Chief Operating Officer, Senior Vice President and Assistant Secretary	April 2, 2001

/s/ WILLIAM M. PFANN William M. Pfann	Chief Financial Officer, Senior Vice President, Finance	April 2, 2001

/s/ JOHN S. RAKITAN John S. Rakitan	General Counsel, Senior Vice President and Secretary	April 2, 2001

/s/ LAURENCE K. GRILL Laurence K. Grill, Ph.D.	Senior Vice President, Research	April 2, 2001

/s/ R. BARRY HOLTZ R. Barry Holtz, Ph.D.	Senior Vice President, Bioprocess Development	April 2, 2001

/s/ GUY DELLA-CIOPPA Guy della-Cioppa Ph.D.	Vice President, Genomics	April 2, 2001

/s/ MICHAEL D. CENTRON Michael D. Centron	Vice President, Treasurer (Principal Accounting Officer)	April 2, 2001

Name	Title	Date

/s/ ROBERT J. WALDEN Robert J. Walden	Vice President, General Manager of Proteomics Subsidiary	April 2, 2001

/s/ MARVYN CARTON Marvyn Carton	Director	April 2, 2001

/s/ BERNARD I. GROSSER Bernard I. Grosser, M.D.	Director	April 2, 2001

/s/ CHARLES A. HAYES Charles A. Hayes	Director	April 2, 2001

/s/ SOL LEVINE Sol Levine	Director	April 2, 2001

/s/ JOHN W. MAKI John W. Maki	Director	April 2, 2001

/s/ JOHN J. O’MALLEY John J. O’Malley	Director	April 2, 2001

/s/ JAMES P. TENBROEK James P. TenBroek	Director	April 2, 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

of Large Scale Biology Corporation

      We have audited the accompanying consolidated balance sheets of Large Scale Biology Corporation and its subsidiaries (collectively the “Company”) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Large Scale Biology Corporation and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Sacramento, California

January 31, 2001

LARGE SCALE BIOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2000	1999

Current assets:

Cash and cash equivalents	$40,030,000	$6,975,000

Marketable securities	44,971,000	7,124,000

Accounts receivable	197,000	141,000

Prepaid expenses and other current assets	1,726,000	976,000

Total current assets	86,924,000	15,216,000

Property, plant and equipment, net	13,270,000	9,504,000

Intangible assets, net	5,015,000	3,843,000

Other assets	1,734,000	3,199,000

	$106,943,000	$31,762,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,534,000	$1,419,000

Accrued expenses	803,000	1,255,000

Current portion of long-term debt	2,048,000	2,184,000

Deferred revenue and customer advances	8,686,000	11,872,000

Total current liabilities	16,071,000	16,730,000

Long-term debt	423,000	2,457,000

Long-term deferred revenue	657,000	7,898,000

Warrant liability	—	11,380,000

Total liabilities	17,151,000	38,465,000

Commitments (Note 10)

Stockholders’ equity (deficit):

Convertible preferred stock, par value $.001 per share; 10,000,000 shares authorized; 5,605,813 shares issued and outstanding in 1999; liquidation preference of $38,925,000 in 1999	—	40,497,000

Common stock, par value $.001 per share; 60,000,000 shares authorized; 24,446,325 and 9,300,684 shares issued and outstanding in 2000 and 1999, respectively	190,097,000	39,469,000

Stockholders’ notes receivable	(65,000)	(112,000)

Deferred compensation	(5,208,000)	(7,825,000)

Accumulated deficit	(95,032,000)	(78,732,000)

Total stockholders’ equity (deficit)	89,792,000	(6,703,000)

	$106,943,000	$31,762,000

See accompanying notes to consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2000	1999	1998

Revenues	$23,291,000	$16,090,000	$3,394,000

Costs and expenses:

Development agreements	8,115,000	7,439,000	2,565,000

Research and development	16,373,000	9,491,000	6,973,000

General, administrative and marketing	8,119,000	7,977,000	3,492,000

Purchased in-process research and development	—	21,362,000	—

Stock compensation bonus	7,268,000	—	—

Amortization of goodwill and purchased intangibles	1,197,000	623,000	—

Total costs and expenses	41,072,000	46,892,000	13,030,000

Gain on litigation settlements	—	1,300,000	1,890,000

Loss from operations	(17,781,000)	(29,502,000)	(7,746,000)

Other income (expense):

Interest income	2,638,000	452,000	275,000

Interest expense	(346,000)	(302,000)	(60,000)

Change in fair value of warrant	(811,000)	(5,353,000)	(1,224,000)

Total other income (expense)	1,481,000	(5,203,000)	(1,009,000)

Loss before provision for income taxes	(16,300,000)	(34,705,000)	(8,755,000)

Provision for income taxes	—	190,000	—

Net loss	$(16,300,000)	$(34,895,000)	$(8,755,000)

Net loss per share — basic and diluted	$(1.07)	$(3.76)	$(0.93)

Weighted average shares outstanding — basic and diluted	15,251,575	9,275,228	9,366,774

See accompanying notes to consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		Amount

	Convertible		Convertible
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock

Balances, December 31, 1997	2,320,751	9,439,329	$8,894,000	$32,459,000

Issuance of Series F convertible preferred stock	1,000,000		6,961,000

Common stock cancelled		(405,000)		(1,890,000)

Conversion of Series C convertible preferred stock into common stock	(945)	1,500	(7,000)	7,000

Issuance of common stock for services		15,530		81,000

Exercise of stock options		153,891		167,000

Issuance of common stock for notes receivable		22,050		22,000

Issuance of common stock options for services				97,000

Accretion of options to consultants				23,000

Amortization of deferred compensation

Net loss

Balances, December 31, 1998	3,319,806	9,227,300	15,848,000	30,966,000

Issuance of Series G convertible preferred stock	2,287,634		24,660,000

Issuance of common stock options in connection with business combination				394,000

Conversion of Series C convertible preferred stock into common stock	(1,627)	2,583	(11,000)	11,000

Issuance of common stock for services		4,723		31,000

Exercise of stock options		28,578		49,000

Issuance of common stock for notes receivable		37,500		82,000

Payment on notes receivable

Deferred stock compensation				7,809,000

Issuance of common stock options for services				37,000

Accretion of options to consultants				90,000

Amortization of deferred compensation

Net loss

Balances, December 31, 1999	5,605,813	9,300,684	40,497,000	39,469,000

Issuance of common stock		5,750,000		88,756,000

Conversion of convertible preferred stock into common stock	(5,605,813)	8,441,415	(40,497,000)	40,497,000

Reclassification of warrant liability to equity				12,191,000

Exercise of stock options		952,726		1,786,000

Issuance of common stock for notes receivable		1,500		10,000

Payment on notes receivable

Stock compensation bonus				7,268,000

Charge for common stock options for non-employee services				120,000

Amortization of deferred compensation

Net loss

Balance, December 31, 2000	—	24,446,325	$—	$190,097,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Amount

	Stockholders’			Total
	Notes	Deferred	Accumulated	Stockholders’
	Receivable	Compensation	Deficit	Equity

Balances, December 31, 1997	$(10,000)	$—	$(35,082,000)	$6,261,000

Issuance of Series F convertible preferred stock				6,961,000

Common stock cancelled				(1,890,000)

Conversion of Series C convertible preferred stock into common stock				—

Issuance of common stock for services				81,000

Exercise of stock options				167,000

Issuance of common stock for notes receivable	(22,000)			—

Issuance of common stock options for services		(97,000)		—

Accretion of options to consultants		(23,000)		—

Amortization of deferred compensation		102,000		102,000

Net loss			(8,755,000)	(8,755,000)

Balances, December 31, 1998	(32,000)	(18,000)	(43,837,000)	2,927,000

Issuance of Series G convertible preferred stock				24,660,000

Issuance of common stock options in connection with business combination				394,000

Conversion of Series C convertible preferred stock into common stock				—

Issuance of common stock for services				31,000

Exercise of stock options				49,000

Issuance of common stock for notes receivable	(82,000)			—

Payment on notes receivable	2,000			2,000

Deferred stock compensation		(7,809,000)		—

Issuance of common stock options for services		(37,000)		—

Accretion of options to consultants		(90,000)		—

Amortization of deferred compensation		129,000		129,000

Net loss			(34,895,000)	(34,895,000)

Balances, December 31, 1999	(112,000)	(7,825,000)	(78,732,000)	(6,703,000)

Issuance of common stock				88,756,000

Conversion of convertible preferred stock into common stock				—

Reclassification of warrant liability to equity				12,191,000

Exercise of stock options				1,786,000

Issuance of common stock for notes receivable	(10,000)			—

Payment on notes receivable	57,000			57,000

Stock compensation bonus				7,268,000

Charge for common stock options for non-employee services				120,000

Amortization of deferred compensation		2,617,000		2,617,000

Net loss			(16,300,000)	(16,300,000)

Balance, December 31, 2000	$(65,000)	$(5,208,000)	$(95,032,000)	$89,792,000

See accompanying notes to consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	1999	1998

Cash flows from operating activities:

Cash received from customers	$12,818,000	$26,264,000	$11,949,000

Cash received from litigation settlements	—	1,300,000	—

Cash paid to suppliers and employees	(27,274,000)	(21,401,000)	(11,564,000)

Interest received	1,813,000	400,000	216,000

Interest paid	(354,000)	(265,000)	(54,000)

Net cash provided by (used in) operating activities	(12,997,000)	6,298,000	547,000

Cash flows from investing activities:

Purchase of marketable securities	(48,149,000)	(7,019,000)	(4,027,000)

Proceeds from matured marketable securities	11,102,000	4,027,000	—

Capital expenditures	(4,489,000)	(5,061,000)	(3,811,000)

Net cash acquired in business combination	—	21,000	—

Capitalized acquisition costs	—	(53,000)	—

Increase in intangible assets	(753,000)	(361,000)	(765,000)

Proceeds from employee loan payments	27,000	—	—

Exercise of call option	(74,000)	—	—

Net cash used in investing activities	(42,336,000)	(8,446,000)	(8,603,000)

Cash flows from financing activities:

Proceeds from issuance of common stock	90,542,000	49,000	167,000

Proceeds from issuance of convertible preferred stock	—	—	6,961,000

Proceeds from issuance of common stock warrant	—	3,411,000	1,392,000

Proceeds from issuance of long-term debt	744,000	3,687,000	1,834,000

Proceeds from stock note payments	57,000	—	—

Change in restricted cash	(41,000)	(391,000)	(839,000)

Principal payments on long-term debt	(2,914,000)	(1,117,000)	(683,000)

Net cash provided by financing activities	88,388,000	5,639,000	8,832,000

Net increase in cash and cash equivalents	33,055,000	3,491,000	776,000

Cash and cash equivalents at beginning of year	6,975,000	3,484,000	2,708,000

Cash and cash equivalents at end of year	$40,030,000	$6,975,000	$3,484,000

Reconciliation of net loss to net cash provided by (used in) operating activities

Net loss	$(16,300,000)	$(34,895,000)	$(8,755,000)

Depreciation of property, plant and equipment	3,452,000	2,204,000	686,000

Amortization of intangible assets	1,410,000	1,065,000	161,000

Charge-off of capitalized patent costs	32,000	1,517,000	—

Non-cash gain on litigation settlements	—	—	(1,890,000)

Accrued interest and amortized discount on marketable securities	(800,000)	(45,000)	(59,000)

Issuance of common stock for services	—	31,000	81,000

Purchased research and development	—	21,362,000	—

Stock compensation expense	2,737,000	129,000	102,000

Stock compensation bonus	7,268,000	—	—

Change in fair value of warrants	811,000	5,353,000	1,224,000

Changes in assets and liabilities:

Accounts receivable	(56,000)	54,000	31,000

Prepaid expenses and other current assets	(777,000)	(357,000)	(194,000)

Other assets	(281,000)	100,000	33,000

Accounts payable	386,000	528,000	317,000

Accrued expenses	(452,000)	(554,000)	276,000

Deferred revenue and customer advances	(10,427,000)	9,806,000	8,534,000

Total adjustments	3,303,000	41,193,000	9,302,000

Net cash provided by (used in) operating activities	$(12,997,000)	$6,298,000	$547,000

See accompanying notes to consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. The Company and Summary of Significant Accounting Policies

      Large Scale Biology Corporation and its subsidiaries (collectively the “Company”) applies its proprietary proteomics and functional genomics technologies to develop products and establish commercial collaborations with pharmaceutical, biotechnology, chemical and other life science companies. The Company maintains its headquarters and research facility in Vacaville, California, a processing facility in Owensboro, Kentucky and an additional research facility in Germantown, Maryland.

      The Company was founded in 1987 to develop the GENEWARE system, a viral-based gene expression technology in plants that enables the discovery, development and production of new biopharmaceuticals and gene-based agricultural products. The Company’s proprietary systems are supported by patents, patent applications and exclusive technology licenses.

      The Company acquired 92.5% of Large Scale Proteomics Corporation (“Proteomics”) in February 1999 and the remaining 7.5% in March 2000. Proteomics’ automated, high-throughput ProGEX system provides a snapshot of the protein composition, or proteome, of cells and tissues, and is being used to rapidly identify changes in proteins that are associated with diseases or with a therapeutic effect.

      On August 9, 2000, the initial public offering (“IPO”) of the Company’s common stock was declared effective by the Securities and Exchange Commission (see Note 3).

      Reincorporation and Stock Conversion — On August 8, 2000, the Company reincorporated from a California corporation to a Delaware corporation. In connection with the reincorporation, each share of the Company’s common stock was converted into 1.5 shares of common stock of the Delaware corporation. The conversion rate of the Company’s convertible preferred stock into common also reflects the 1.5 to 1 exchange rate (see Note 3). All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock conversion.

      Basis of Consolidation — The accompanying Consolidated Financial Statements include the accounts of Large Scale Biology Corporation, its subsidiary, Proteomics, since February 1999 and all other subsidiaries. The Company owned 92.5% of Proteomics from February 1999 until the remainder was acquired in March 2000. All intercompany balances and transactions have been eliminated. The financial statements for 1998 exclude the accounts of Proteomics.

      Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the period. Actual results could differ from those estimates.

      Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Marketable Securities — Marketable securities at December 31, 2000 and 1999 consist of commercial paper maturing within one year and are classified as held-to-maturity. The amortized cost of marketable securities at December 31, 2000 and 1999 approximates fair value. There were no significant holding gains or losses for any of the periods shown.

      Concentrations of Credit Risk — Revenues from one customer represented 86%, 88% and 84% of total revenues during 2000, 1999, and 1998, respectively. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Cash equivalents and marketable securities consist of high quality credit instruments and management regularly monitors their composition and maturities. Substantially all of the Company’s accounts receivable are derived from revenue earned from customers located within the United States. Management monitors the amount of credit exposure related to accounts receivable on an ongoing basis and, generally, requires no collateral from its customers. The Company maintains allowances for estimated probable losses.

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following is a summary of the Company’s allowance for accounts receivable:

	Balance at
	Beginning of			Balance at
	Period	Additions	Deductions	End of Period

Year Ended December 31, 1998	$1,200,000	—	—	$1,200,000

Year Ended December 31, 1999	$1,200,000	—	$1,200,000	—

Year Ended December 31, 2000	—	—	—	—

      Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation of machinery and equipment and leasehold improvements is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years, or the lease term, whichever is shorter. Building depreciation is computed using the straight-line method over the estimated useful life of 30 years.

      Software — Certain costs incurred in the development of internal-use software are capitalized. Costs related to the development of software in connection with the Company’s development agreements are treated as development agreement expense and are expensed over the life of the agreement. Costs related to software used for internal research and development activities are expensed as incurred.

      Intangible Assets — The Company’s policies with respect to intangible assets are as follows:

•	Patents — The legal costs of filing patent applications are capitalized if they relate to commercially viable technologies. Commercially viable technologies are those technologies where the Company has demonstrated its ability to generate income from operations and positive cash flows. Legal costs associated with patents not yet proven to be commercially viable are expensed. Once patents are issued, those costs are amortized over the shorter of the statutory or estimated economic life, which generally ranges from 5 to 17 years.

•	Purchased Technology — The Company pays license fees to individuals under licensing agreements. These agreements provide the Company with exclusive licenses or rights to the specified technologies. These costs have been capitalized and are being amortized over 5 years.

•	Core Technology and Assembled Work Force — Core technology and assembled work force represents intangible assets related to the Company’s acquisition of Proteomics (see Note 2). The core technology and assembled workforce are being amortized over 4 and 5 years, respectively.

•	Goodwill — Goodwill represents the excess of the fair value of the consideration given over the estimated fair value of the assets and liability received when the Company acquired the remaining 7.5% interest of Proteomics (see Note 2). The Company is amortizing the goodwill over three years.

      Long-Lived Assets — The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The legal settlement received in 1999 (see Note 4) resulted in certain patents and the underlying technology having limited known future cash flows. Consequently, intangible assets totaling $1,517,000 were charged to general and administrative expense during 1999.

      Revenue Recognition — Revenues are derived from development agreements consisting of research funding, technology access fees, milestone payments and government grants. Research funding revenue is recognized as services are performed and expenses are incurred. The Company’s development agreements generally provide for continued access by its partners to technologies developed under such agreements over the life of the development agreement. As a result, technology access fees and milestone payments received are deferred because their receipt does not represent the culmination of the earnings process. Revenue from technology access fees is recognized on a straight-line basis over the remaining life of the development agreement. Revenue related to milestone payments is recognized on a straight-line basis from the date of completion of the specified milestone over the remaining life of the development agreement. The life of a collaborative agreement is based on the terms of the agreement and does not include renewal periods, unless

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

renewal is assured. Grant revenue is recognized as expenses are incurred and billed, except that revenue received for equipment purchases is deferred and recognized as revenue over the life of the related equipment.

      Comprehensive Income — There were no items of other comprehensive income (loss) and therefore comprehensive loss was the same as net loss for all periods presented.

      Research and Development — Research and development costs that are related to customer funded development agreements are expensed as incurred and recorded as cost of development agreements. Research and development costs not related to customer funded development agreements are expensed as incurred and reported as research and development expense.

      Stock-Based Compensation — The Company accounts for stock-based awards to employees using the intrinsic value method of accounting. As such, compensation is recorded on the date of issuance or grant as the excess of the current estimated fair value of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. Pro forma information required by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” is included in Note 11. As required by SFAS No. 123, transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for under the fair value basis in accordance with SFAS No. 123.

      Income Taxes — The Company accounts for income taxes under the asset and liability approach where deferred income tax assets and liabilities reflect the future tax consequences, based on enacted tax laws, of the temporary differences between financial and tax reporting at the balance sheet date.

      Segment Reporting — The Company has determined that it operates in one reportable segment.

      Fair value of Financial Instruments — The carrying amount of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of debt instruments is based upon current interest rates for debt instruments with comparable maturities and characteristics and approximates the carrying amount.

      Net Loss Per Share — Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and any dilutive effect of potential common shares outstanding during the period. The weighted average number of shares for potentially dilutive securities are 7,909,347, 12,552,806 and 5,734,811 in 2000, 1999, and 1998, respectively, and are composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of convertible preferred stock. These shares were excluded from diluted loss per share because of their anti-dilutive effect.

      Recently Issued Accounting Standards — In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company beginning January 1, 2001. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 will not have a material impact on the Company’s financial statements.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The Company complies with the provisions of SAB 101.

      Reclassifications — Certain 1998 and 1999 amounts have been reclassified in order to conform to the 2000 presentation.

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  2. Acquisition of Large Scale Proteomics

      During February 1999, Large Scale Biology Corporation acquired approximately 92.5% of the outstanding common stock of Proteomics in exchange for 2,287,634 shares of the Company’s Series G convertible preferred stock and options to purchase 60,562 shares of the Company’s common stock. The Series G convertible preferred stock was subsequently converted into 3,431,448 shares of common stock. This acquisition was accounted for by the purchase method of accounting. The purchase price of $25,100,000 for this business combination was based on the estimated fair value of the net tangible and intangible assets received. The operating results of Proteomics are included in the consolidated statement of operations of the Company as of February 1, 1999. As part of the acquisition, the Company acquired the option to purchase the remaining 7.5% of common stock of Proteomics (see Note 7). In March 2000, the Company exercised its option and acquired the remaining 7.5% of the outstanding common stock of Proteomics for $74,000.

      The significant intangible assets acquired included in-process research and development of $21,362,000, core technology of $2,497,000 and the option to purchase the remaining 7.5% of Proteomics valued at $1,787,000. As a result of the acquisition of the remaining 7.5% of Proteomics, the Company recorded goodwill of $1,861,000 equal to the carrying value of the option and cash paid. The Company is amortizing the goodwill over three years.

      Purchased in-process research and development expense represents the value of purchased research and development projects that had not reached technological feasibility at the date of acquisition. These projects relate to the development of proteomics and virus technologies. Proteomics technology can only be used for the large-scale, quantitative analysis and identification of proteins from biological samples. There is no other known use of this technology for performing analysis on other components of samples of biological origin (i.e. DNA, carbohydrates, lipids, etc.). Similarly, the virus technology is expected to only be capable of separating virus size particles — a size thought to be unique to viruses. No alternative future uses or markets were identified for these projects because of their unique qualities.

      The purchased research and development was valued by an independent appraiser using the risk-adjusted cash flow approach, which includes an analysis of the projected future cash flows that were expected to result from the progress made on each of the in-process projects prior to the date of acquisition and the risks associated with achieving such cash flows. The value allocated to purchased in-process research and development was expensed at the date of acquisition. Projects that had already been commercialized at the date of the valuation were valued and recorded as core technology.

      Future cash flows for in-process research and development were estimated by first forecasting, on a project-by-project basis, total revenues expected to result from sales of each in-process project. Revenues were not anticipated from the in-process research and development projects until approximately one year into the forecast. Appropriate operating expenses, cash flow adjustments and contributory asset returns were deducted from projected future revenues, and adjustments were made to remove the value contributed by core technology. No anticipated expense reductions due to synergies between Large Scale Proteomics and Large Scale Biology Corporation were assumed. The analysis resulted in a forecast of net returns on each in-process project. These net returns were then discounted to a present value at discount rates that incorporate the project specific risks associated with each purchased in-process research and development project. The project specific risk factors considered included the complexity of the development effort, the likelihood of achieving technological feasibility and the likelihood of market acceptance. The applied discount rate of 50% was believed to adequately account for the additional risks associated with the in-process technologies over other technologies existing at the acquisition date.

      The forward-looking data employed in the analysis of in-process research and development were based upon management’s estimate of future performance of its business. Management believes the assumptions used were reasonable. However, the assumptions we used may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which could cause a material adverse effect on our financial condition and results of operations.

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A brief description of purchased in-process research and development projects is set forth below, including the status of products within each project at the acquisition date:

•	Proteomics — The proteomics technology applies sample preparation and fractionation high throughput, high resolution two-dimensional gels, mass spectrometry, databases and bioinformatics software to the discovery and development of drugs, diagnostics and agricultural chemicals. The proteomics technology was completed during the three months ended March 31, 2000.

•	Virus — The virus detection technology allows for the rapid discovery of new, yet difficult to propagate viruses, addressing a wide range of suspected viral diseases. Virus detection technology is expected to be completed in 2003. The Company estimates that after December 31, 2000 it will need to spend approximately $10.0 million related to personnel and system prototype development in order to complete development of the virus technology by 2003.

      The following unaudited pro forma information gives effect to the acquisition of 100% of Proteomics as if the acquisition had occurred on January 1, 1999.

	Year Ended December 31,

	2000	1999

Revenues	$23,291,000	$17,441,000

Net loss	$(16,403,000)	$(35,493,000)

Net loss per share – basic and diluted	$(1.08)	$(3.83)

      These unaudited pro forma results have been prepared by the management of the Company for comparative purposes only. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on the date indicated and may not be indicative of future results of operations.

  3. Initial Public Offering and Conversion of Preferred Stock

      During the quarter ended September 30, 2000, the Company completed an initial public offering of 5,750,000 shares of its common stock (including exercise of the underwriters’ overallotment option) at a price of $17.00 per share. The Company received net proceeds of $88,756,000 as a result of the offering.

      Upon the effectiveness of the Company’s initial public offering, all 5,605,813 outstanding shares of the Company’s convertible preferred stock with a stated value of $40,497,000 were automatically converted into 8,441,415 shares of the Company’s common stock as follows:

	Convertible	Common
	Preferred	Shares
	Shares	Conversion

Series A	666,667	999,997

Series B	878,003	1,316,993

Series C	338,336	537,432

Series D	435,173	655,550

Series F	1,000,000	1,499,995

Series G	2,287,634	3,431,448

	5,605,813	8,441,415

  4. Litigation Settlements

      The Company reached a settlement with Advanced Polymer Systems, Inc. (“APS”) related to a License and Supply Agreement between APS and the Company that expired on December 31, 1998. Under the settlement agreement, the Company received $1,300,000 during 1999.

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In July 1998, the Company received 405,000 shares of its common stock from a stockholder as settlement of a legal dispute. The Company recorded a $1,890,000 gain on litigation settlement based on the estimated fair value of the shares at the date of the settlement. The Company subsequently cancelled all 405,000 shares.

  5. Property, Plant and Equipment

	December 31,

	2000	1999

Machinery and equipment	$14,186,000	$11,340,000

Leasehold improvements	1,580,000	1,437,000

Building	2,355,000	1,485,000

Construction in progress	3,308,000	120,000

Land	373,000	373,000

	21,802,000	14,755,000

Accumulated depreciation	(8,532,000)	(5,251,000)

	$13,270,000	$9,504,000

  6. Intangible Assets

	December 31,

	2000	1999

Patents	$1,744,000	$1,023,000

Purchased technology	900,000	900,000

Core technology and assembled workforce	2,774,000	2,774,000

Goodwill	1,861,000	—

	7,279,000	4,697,000

Accumulated amortization	(2,264,000)	(854,000)

	$5,015,000	$3,843,000

      Capitalized patent costs at December 31, 2000 include $322,000 that relates to issued or allowed patents for which amortization has begun. The remaining amounts relate to pending patents, amortization of which will begin when the patents are issued or allowed.

  7. Other Assets

	December 31,

	2000	1999

Restricted cash	$1,371,000	$1,330,000

Deposits and long-term prepaid expenses	363,000	82,000

Call option	—	1,787,000

	$1,734,000	$3,199,000

      Restricted cash consists of certificates of deposit, which are being held as security for notes payable (see Note 8) and facility leases. The call option represents the fair value of an option to acquire the 7.5% minority interest shares of Proteomics for $74,000 that was exercised in March 2000 (see Note 2). The Company obtained the call option as part of the acquisition of Proteomics. The fair value of the call option was calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 60%; risk-free interest rate of 5.1%; expected life of 2.9 years; and no expected dividend yield.

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  8. Long-term debt

	December 31,

	2000	1999

$5,000,000 equipment financing arrangement entered into on November 30, 1998 which bears interest at the commercial bank prime interest rate (9.50% at December 31, 2000) payable in monthly installments through October 2001 and is secured by the financed equipment and a certificate of deposit (see Note 7) equal to 30% of the outstanding loan amount	$1,994,000	$4,086,000

$500,000 note payable which bears interest at 5% and is payable through August 2008 in monthly installments of $5,000. The note is secured by the Owensboro processing facility and certain equipment	405,000	447,000

$100,000 note payable which bears interest at the commercial bank prime interest rate less 4% with a minimum rate of 4% (4.5% at December 31, 2000) and is payable through September 2007 in monthly installments of $1,000. The promissory note is secured by an irrevocable letter of credit	72,000	81,000

Other	—	27,000

Total notes payable	2,471,000	4,641,000

Less current portion	(2,048,000)	(2,184,000)

Total long-term notes payable	$423,000	$2,457,000

      Future principal payments under long-term debt are:

2001	$2,048,000

2002	56,000

2003	60,000

2004	63,000

2005	65,000

Thereafter	179,000

Total principle payments	$2,471,000

  9. Dow Contract

      The Company entered into a Collaboration and License Agreement (the “Agreement”) with The Dow Chemical Company and its subsidiary Dow AgroSciences LLC (collectively “Dow”) on September 1, 1998. The Agreement provides funding for sponsored genomics research, technology access fees, royalties upon product sales and payments when certain milestones are achieved. The Company is entitled to all funding received regardless of the results of the research. Accordingly, no obligation to repay or repurchase technology has been recorded. Revenues from Dow represented 86%, 88% and 84% of total revenues for 2000, 1999 and 1998, respectively. The contract is for three years and is renewable annually if mutually agreed to by Dow and the Company.

  Technology Access Fees

      During 1998, the Company received cash of $10,000,000 in exchange for access to the Company’s technologies and a warrant granted to Dow (the “Dow Warrant”) to purchase 1,848,091 shares of the Company’s common stock subject to certain vesting provisions (see Note 11). Using the Black-Scholes option-pricing model, the Company determined that the fair value of the warrant was $1,392,000 on the issuance date and such amount was recorded as warrant liability. The technology access fee of $8,608,000 was recorded as deferred revenue and is being recognized on a straight-line basis over the original three-year term of the agreement, during which the Company will be performing research and development activities under the Agreement. Amortized technology access fee revenue of $2,868,000, $2,868,000 and $956,000 was

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized during 2000, 1999 and 1998, respectively. Related deferred revenue was $1,916,000 and $4,784,000 at December 31, 2000 and 1999, respectively. The Company expects to recognize amortized technology access revenue of $1,916,000 during 2001.

  Milestone Payments

      The Company received $20,000,000 during 1999 for meeting certain milestones specified in the Agreement. These amounts, less the fair value of Dow Warrant shares vesting during 1999 (see Note 11), were recorded as deferred revenue. The deferred revenue is being recognized on a straight-line basis from the date of completion of the specified milestone over the remaining life of the development agreement, during which the Company will be performing research and development activities under the Agreement. Using the Black-Scholes option-pricing model, the Company determined that the fair value of the warrant vesting in connection with the milestone payments in 1999 was $3,411,000 and such amount was recorded as warrant liability. The Company received $1,500,000 in 2000 for meeting an additional milestone. Amortized milestone payment revenue of $8,768,000 and $2,802,000 was recognized in 2000 and 1999, respectively. Deferred revenue related to milestone payments was $6,519,000 and $13,787,000 at December 31, 2000 and 1999, respectively. The Company may be eligible for additional payments of up to $6,500,000 through August 31, 2001 if certain milestones are met.

  Research Funding

      Revenue related to research performed under the Agreement was $8,332,000, $8,563,000 and $1,896,000 in 2000, 1999 and 1998, respectively.

10. Commitments

      The Company entered into an agreement with another company on January 18, 2001 whereby the Company has committed to pay $6,760,000 over 14 months for program targets. In addition, the Company may be required to pay certain amounts upon achievement of milestones.

      The Company leases facilities under operating leases and incurred facility rental expenses of $690,000, $659,000 and $476,000 during 2000, 1999 and 1998, respectively. Additionally, the Company has entered into research sponsorship agreements with major universities, government institutions and other companies. These agreements provide for research funding by the Company for specific projects of interest to the Company. Expenses under these and other agreements with various consultants totaled $4,701,000, $4,127,000 and $3,145,000 during 2000, 1999 and 1998, respectively.

      Future non-cancelable minimum payments under operating leases and research and consulting agreements are:

		Research
		and
	Operating	Consulting
	Leases	Agreements

2001	$1,577,000	$1,741,000

2002	1,594,000	—

2003	1,563,000	—

2004	786,000	—

2005	806,000	—

Thereafter	4,408,000	—

	$10,734,000	$1,741,000

      In addition to the future non-cancelable minimum payments disclosed above, certain of the research and consulting agreements contain provisions for additional aggregate payments of $2,076,000 if the agreements are not cancelled.

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company has also entered into license agreements with major universities that provide for royalties based on product sales and minimum annual royalty amounts. These arrangements remain in effect until there are no longer any related unexpired patents or upon termination by the Company. Each arrangement is cancelable by the Company, generally upon ninety days notice, without significant liability to the Company. Royalty payments were $147,000, $207,000 and $78,000 during 2000, 1999 and 1998, respectively. The Company’s non-cancelable obligation related to royalty agreements at December 31, 2000 was $28,000.

      As of December 31, 2000, the Company has committed to spend $4,033,000 in 2001, principally for the construction of certain facilities at its Owensboro processing facility and Germantown Proteomics facility.

11. Stockholders’ Equity

  Common stock

      In July 1998, the Company cancelled 405,000 shares of its common stock, which were received as settlement of a lawsuit (see Note 4).

  Warrants

      The Company has reserved 1,848,091 shares of common stock for issuance upon the exercise of a warrant granted on September 1, 1998 to Dow in conjunction with the Agreement. The warrant is currently exercisable at $10.14 a share. Portions of the technology access fee received during 1998 and the milestone payments received during 1999 were attributed to the warrant based on its fair value. Because Dow held a put option for any shares obtained upon exercise of the warrant, the Company could have been obligated to repurchase the related common stock at its fair market value under certain conditions. The warrant was revalued at its fair value on August 9, 2000, and December 31, 1999 and 1998, resulting in the recognition of an expense of $811,000, $5,353,000 and $1,224,000 for 2000, 1999 and 1998, respectively. The warrant was reported as a liability because of this put feature. Upon the Company’s initial public offering, the put feature expired and the warrant liability was reclassified to permanent equity. The following assumptions were used at August 9, 2000, and December 31, 1999 and 1998 to determine the fair value of the warrant: expected volatility of 60%; risk-free interest rates from 4.6% to 6.4%; expected life of 3.1 years during 2000, 3.7 years during 1999, and 4.7 years and 0.2 years during 1998; no expected dividend yield.

      The Company granted warrants to purchase 146,875 shares of Series E convertible preferred stock during 1997. A warrant to purchase 46,875 shares of Series E convertible preferred stock was granted to an employee. This warrant is exercisable at $12.62 per share, expires on May 20, 2001 and is fully exercisable into 70,312 shares of common stock. A warrant to purchase 100,000 shares of Series E convertible preferred stock was granted to a marketing consultant. This warrant is exercisable at $4.00 per share, expires on February 20, 2002 and is fully exercisable into 150,000 shares of common stock.

      The Company has also reserved 43,983 shares of common stock for issuance upon the exercise of a warrant granted during 1988. This warrant is currently exercisable to purchase common stock at $1.59 per share, and expires on August 9, 2005.

  Stock Plans

      The Company has adopted the Employee Stock Purchase Plan that authorized the purchase of up to 350,000 shares of common stock by employees through payroll deductions. No shares were issued under this plan at December 31, 2000.

      The Company has adopted the 2000 Stock Incentive Plan (the “Plan”) that incorporated the 1988, 1990, 1992 and 1999 Stock Plans. Under the terms of the Plan, the Company’s employees, officers, directors and consultants may be granted options to purchase, or be allowed to immediately purchase, shares of the Company’s common stock. The term of options and the exercise price are determined by the Board of Directors. Stock options granted under the Plan are exercisable over a ten-year period from the grant date and have a vesting period ranging from immediate vesting to four years. Options granted under the Plan may be

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options may be granted to Company employees, directors and consultants. Incentive and nonqualified stock options granted under the Plan may be granted at exercise prices no less than 100% and 85%, respectively, of the estimated fair value of the Company’s common stock on the date of grant. However, an option granted to a 10% shareholder under the Plan shall be granted at an exercise price not less than 110% of the estimated fair value of the Company’s common stock on the date of the grant.

      The Company has authorized 7,943,780 shares of common stock for issuance under the Plan. There were 4,111,509 shares of common stock available for grant at December 31, 2000. The Plan includes a net exercise provision whereby shares of the Company’s stock which have been owned for more than one year can be exchanged at fair market value to pay for the exercise of stock options. Employees and consultants exchanged 19,779, 7,593 and 4,613 shares of common stock to exercise options under the net exercise provision during 2000, 1999 and 1998, respectively.

      Outstanding options are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Outstanding, December 31, 1997	2,165,400	$2.90

Granted	196,500	4.89

Exercised	(180,554)	1.21

Forfeited	(22,500)	8.41

Outstanding, December 31, 1998	2,158,846	3.17

Granted	2,378,062	6.95

Exercised	(73,671)	2.47

Forfeited	(217,930)	2.22

Outstanding, December 31, 1999	4,245,307	5.35

Granted	346,200	22.79

Exercised	(974,005)	2.33

Forfeited	(106,221)	6.49

Outstanding, December 31, 2000	3,511,281	$7.87

Exercisable options:

December 31, 1998	1,877,916	$2.82

December 31, 1999	1,742,717	$3.06

December 31, 2000	2,163,118	$6.14

      The number of options outstanding at December 31, 2000 includes 346,486 options to consultants. The weighted-average fair value of options granted was $18.58 in 2000, $7.13 in 1999 and $1.70 in 1998.

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes information about stock options outstanding and exercisable under the Plans at December 31, 2000:

	Outstanding Options			Exercisable Options

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$ 0.27 to 4.67	769,559	4.0	$3.11	708,538	$3.05
$ 6.67 to 8.41	2,395,522	8.7	$7.24	1,436,397	$7.43
$14.31 to 19.19	128,000	9.8	$18.89	—	—
$22.50 to 28.12	218,200	9.6	$25.08	18,183	$25.08

	3,511,281	7.8	$7.87	2,163,118	$6.14

      The fair value of each option granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2000: expected volatility of 100%; risk-free interest rate of 5.9%; initial expected life of six years; and no expected dividend yield. For options granted to employees during 1999 and 1998 the minimum value method was used with the following weighted-average assumptions: risk-free interest rates of 6.5% and 5.6%, respectively; expected life of six years; and no expected dividend yield.

  Pro Forma Net Loss

      If compensation cost for the Company’s stock-based compensation plans and the warrant granted to an employee had been determined based on the fair value at the grant dates consistent with a method prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,

	2000	1999	1998

Net Loss:

As reported	$(16,300,000)	$(34,895,000)	$(8,755,000)

Pro forma	$(17,867,000)	$(35,371,000)	$(8,970,000)

Loss per common share:

As reported:

Basic and diluted	$(1.07)	$(3.76)	$(0.93)

Pro forma:

Basic and diluted	$(1.17)	$(3.81)	$(0.96)

  Stock Compensation

      On December 31, 1999, the Company issued options to employees, officers and directors to purchase 1,545,000 shares of the Company’s common stock. These options are exercisable at between $6.67 and $7.50 per share, have a 10-year life and vest in quarterly installments over 3 years. Deferred compensation in the amount of $7,809,000 was recorded as the difference between the exercise price and the estimated fair value of the common stock as of December 31, 1999. The deferred compensation is being amortized over the 3-year vesting period.

      The Company issued options to consultants to purchase 39,000, 7,500 and 24,000 shares of the Company’s common stock in 2000, 1999 and 1998, respectively. The exercise prices per share for options granted were $14.31 and $22.50 in 2000, $6.67 in 1999 and $4.67 in 1998. The options have a 10 year life and vest over periods ranging from one to three years. The issuance and subsequent revaluation of these options resulted in the Company recording deferred compensation of $0, $127,000 and $120,000 during 2000, 1999 and 1998, respectively. The fair value of each option granted was estimated on the date of grant and each

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

option was revalued periodically until it was vested using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2000, 1999 and 1998: expected volatility of 60%; risk-free interest rate of 5.4%, 6.1% and 5.1%, respectively; initial expected life of ten years; and no expected dividend yield.

      The Company recognized $2,737,000, $129,000 and $102,000 of stock compensation expense in 2000, 1999 and 1998, respectively.

      In December 1999, certain officers and key employees were granted options to purchase 765,000 shares of the Company’s common stock at $7.50 per share that became exercisable upon the closing of the Company’s initial public offering. As a result, noncash compensation expense of $7,268,000 was recognized during 2000 based on the difference between the exercise price of those options and the value at the date of the IPO.

      The Company issued 4,723 shares of common stock valued at $31,000 during 1999 and 15,530 shares of common stock valued at $81,000 during 1998 to SRI International in exchange for research and development services.

  Stockholders’ Notes Receivable

      The Company’s Board of Directors has approved loans up to a maximum of $650,000 for salaried employees who are not officers to exercise options to purchase shares of the Company’s common stock. Employees borrowed $10,000 to purchase 1,500 shares of common stock in 2000, $82,000 to purchase 37,500 shares of common stock in 1999 and $22,000 to purchase 22,050 shares of common stock in 1998. These full recourse notes have been recorded as a reduction of stockholders’ equity.

12. Employee Benefit Plan

      The Company sponsors a 401(k) defined contribution retirement plan covering all employees who meet minimum eligibility requirements. During 2000, 1999 and 1998, the Company made discretionary matching contributions equal to 50% of the amount each employee elected to contribute up to a maximum Company match of 3% of an employee’s compensation. The Company’s contributions under this plan amounted to $243,000, $155,000 and $92,000 for 2000, 1999 and 1998, respectively.

13. Income Taxes

      The Company’s income tax provision of $190,000 in 1999 consists of current federal alternative minimum income taxes.

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	Year Ended December 31,

	2000	1999	1998

Federal income tax benefit at statutory rate	(35.0)%	(35.0)%	(35.0)%

Purchased research and development	—	24.2	—

Research and development credits	(4.6)	(1.9)	(4.0)

Change in valuation allowance for income taxes	39.0	12.4	39.9

Other	0.6	1.0	(0.9)

	0.0%	0.7%	0.0%

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The significant components of net deferred tax assets are:

	December 31,

	2000	1999

Deferred tax assets:

Deferred revenue	$3,885,000	$7,661,000

Net operating loss carryforwards	19,766,000	12,072,000

Tax credit carryforwards	6,212,000	4,555,000

Capitalized project costs	1,220,000	1,235,000

Deferred compensation	3,529,000	106,000

Other	626,000	129,000

Total deferred tax assets	35,238,000	25,758,000

Deferred tax liabilities — amortization of intangible assets	(1,485,000)	(1,470,000)

Valuation allowance	(33,753,000)	(24,288,000)

Net deferred income tax asset	$—	$—

      At December 31, 2000, the Company has net operating loss carryforwards available to reduce future taxable income of approximately $52,925,000 for federal income tax reporting purposes expiring from 2009 through 2020, and $10,295,000 for state income tax reporting purposes expiring in 2005. The difference between the federal and state net operating loss carryforwards is attributed to the California limitation of loss carryforwards to 50% of net operating losses and the capitalization of certain research costs for state income tax purposes. Additionally, at December 31, 2000, the Company has research and development credit carryforwards and alternative minimum tax carryforwards of approximately $3,537,000 available to reduce future federal income taxes expiring from 2003 through 2015 and $2,676,000 available to reduce future state income taxes with no date of expiration. The Company has fully reserved all net deferred tax assets, primarily consisting of net operating loss and tax credit carryforwards, as management does not believe that their future realization is more likely than not.

      The extent to which the loss carryforwards can be used to offset future taxable income may become limited if changes in the Company’s stock ownership exceed certain defined limits.

14. Supplemental Cash Flow Disclosures

      Included in construction in process and accounts payable at December 31, 2000 is accrued expenditures of $2,729,000 for leasehold improvements at the Maryland Proteomics facility.

      During 2000, $12,191,000 of warrant liability was reclassified to permanent equity upon the expiration of a put option effective at the date of the Company’s initial public offering (see Note 11).

      During 1999, the Company issued 2,287,634 shares of Series G convertible preferred stock in exchange for 92.5% of the outstanding common stock of Proteomics (see Note 2). Net cash acquired in connection with the Proteomics acquisition is as follows:

Issuance of Series G convertible preferred stock	$24,660,000

Issuance of stock options	394,000

Fees and expenses	53,000

Less fair value of non-cash net assets acquired	(25,086,000)

Net cash acquired	$21,000

      With its acquisition of the remaining 7.5% of the common stock of Proteomics in March 2000, the Company recorded goodwill of $1,861,000 (see Note 6), equal to the carrying value of the put option of $1,787,000 (see Note 7) and cash paid of $74,000.

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      During 2000, 1999 and 1998 the Company issued 1,500, 37,500 and 22,050 shares of its common stock in exchange for $10,000, $82,000, and $22,000 in notes receivable, respectively.

      The Company recorded deferred compensation of $0 in 2000, $7,936,000 in 1999 and $120,000 in 1998 related to the issuance of options to purchase common stock. In addition, the Company recorded non-cash compensation expense of $7,268,000 in 2000 relating to options granted to certain officers and key employees that became exercisable upon the closing of the Company’s initial public offering.

      The Company recorded a $1,890,000 non-cash gain on a litigation settlement in 1998 (see Note 4).

15. Related Party Transactions

      Two of the Company’s directors are managing directors of Technology Directors, Inc. In 1998, the Company entered into a consulting and business development arrangement with Technology Directors, Inc. to provide management advisory services to the Company. In addition to compensation for these management advisory services, Technology Directors, Inc. received a fee in connection with amounts received under the Agreement with Dow. Expenses related to this consulting arrangement totaled $99,000, $644,000 and $302,000 during 2000, 1999 and 1998, respectively, and were included in general, administrative and marketing expenses.

      Pursuant to an employment agreement with an employee and founder of Proteomics, the Company is obligated to pay the employee $20,833 per month over two years for a five-year non-compete agreement. In addition, the Company entered into a license and consulting agreement with the employee covering certain biochip technology developed by him. This agreement provides for a $4,000 per month consulting fee over two years and license fees of $6,667 per month over five years. The license is a worldwide, exclusive non-royalty bearing license to the biochip technology. Expenses related to these arrangements totaled $228,000 and $190,000 during 2000 and 1999, respectively. Amounts owed under these arrangements at December 31, 2000 were $295,000 and were included in accrued expenses.

      In March 1997, the Company entered into a research and development program with Wesley Jessen Corporation for development of new anti-infective products for certain ophthalmic applications. Three of the Company’s directors were directors of Wesley Jessen Corporation. In connection with this program, the Company received payments of $125,000 in 1998.

      In 1999, the Company entered into a license agreement with Icon Genetics, AG, and the International Institute of Cell Biology, National Academy of Sciences of Ukraine. The Company’s Chief Executive Officer and Chairman of the Board serves as Chairman of the Supervisory Board of Icon Genetics. Another of the Company’s directors is a member of the Supervisory Board and a principal shareholder of Icon Genetics AG. The license provides the Company an exclusive, worldwide, fully paid-up license to specified technology for a license fee payable in eight quarterly installments of $37,500. An additional $200,000 was paid upon achievement of specified milestones. A research services agreement was entered into during 2000 that provided for payments of $200,000 to Icon Genetics, AG. The Company was also granted a worldwide, non-exclusive license to technology, subject to a 2% royalty on the sale of products developed with such technology. Under these agreements, the Company paid $450,000 and $213,000 in 2000 and 1999, respectively, to Icon Genetics and the International Institute of Cell Biology.

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Results of Operations (Unaudited)

      The following interim financial information presents the 2000 and 1999 results of operations on a quarterly basis:

	Quarter Ended

	December 31	September 30	June 30	March 31

2000

Revenues	$5,719,000	$6,338,000	$5,604,000	$5,630,000

Loss from operations	(3,728,000)	(9,964,000)	(2,238,000)	(1,851,000)

Net Loss	(2,261,000)	(10,663,000)	(1,875,000)	(1,501,000)

Net loss per share — basic and diluted	(0.09)	(0.60)	(0.20)	(0.16)

1999

Revenues	$5,867,000	$4,093,000	$3,489,000	$2,641,000

Loss from operations	(1,217,000)	(2,442,000)	(1,163,000)	(24,680,000)

Net Loss	(6,454,000)	(2,641,000)	(1,162,000)	(24,638,000)

Net loss per share — basic and diluted	(0.69)	(0.28)	(0.13)	(2.66)

EXHIBIT INDEX

Exhibit
Number	Description

2.1*	Agreement and Plan of Reorganization, dated January 25, 1999, by and amongst registrant, the entity formerly known as Biosource Technologies, Inc., Large Scale Biology Corporation, N. Leigh Anderson, Constance L. Seniff and Robert J. Walden and other Large Scale Biology shareholders.
3.1*	Amended and Restated Certificate of Incorporation.
3.2*	Bylaws.
4.1*	Form of registrant’s Specimen Common Stock Certificate.
4.2*	Information and Registration Rights Agreement dated October 11, 1990 by and among the registrant and the parties who are signatories thereto.
4.3*	Amendment to the Information and Registration Rights Agreement dated October 10, 1991 by and among the registrant and the parties who are signatories thereto.
4.4*	Second amendment to the Information and Registration Rights Agreement dated October 10, 1991 by and among the registrant and the parties who are signatories thereto.
4.5*	Third Amendment to the Information and Registration Rights Agreement dated March 20, 1998 by and among the registrant and the parties who are signatories thereto.
4.6*	Fourth Amendment to the Information and Registration Rights Agreement dated September 1, 1998 by and among the registrant and the parties who are signatories thereto.
4.8*	Warrant to purchase Series E Convertible Preferred Stock dated May 31, 1997, by and between the registrant and Bruce A. Boyd.
4.9*	Warrant to purchase Series E Convertible Preferred Stock dated February 21, 1997, by and between the registrant and Bay City Capital LLC.
4.10*	Warrant to purchase 1,848,091 shares of common stock dated September 1, 1998, by and between the registrant and The Dow Chemical Company.
4.11*	Warrant Agreement to purchase 1,848,091 shares of common stock dated September 1, 1998, by and between the registrant and The Dow Chemical Company.
4.12*	Warrant to purchase 21,991 shares of common stock dated January 29, 1988, assigned by the registrant on January 14, 2000 to Arnold Zimmerman.
4.13*	Warrant to purchase 21,991 shares of common stock dated January 29, 1988 assigned by the registrant on January 29, 2000 to Sebastian J. Trusso.
4.14*	Warrant Assignment to purchase 21,991 shares of common stock assigned by the registrant to Arnold Zimmerman.
4.15*	Warrant Assignment to purchase 21,991 shares of common stock assigned by the registrant to Sebastian J. Trusso.
10.1	Reserved.
10.2*†	Registrant’s 2000 Stock Incentive Plan.
10.3*†	Registrant’s 2000 Employee Stock Purchase Plan.
10.4*†	Form of registrant’s Directors’ and Officers’ Indemnification Agreement.
10.5*	Dow Collaboration and License Agreement dated August 24, 1998, by and among the registrant and The Dow Chemical Company and its subsidiary Dow AgroSciences LLC.
10.6*	Grant from National Cancer Institute to Large Scale Biology dated January 5, 2000.
10.7*†	Employment agreement between the registrant and Dr. N. Leigh Anderson.
10.8*†	Employment agreement between the registrant and Dr. Norman Anderson.
10.9*	Lease Agreement dated October 15, 1987, and amendments 1 through 8 thereto between the registrant and Mission Vacaville Limited partnership.
10.10*	Equipment financing arrangement entered into on November 30, 1998 between registrant and Sierrawest Bank.

Exhibit
Number	Description

10.11	Ninth Amendment to Lease Agreement between registrant and Mission Vacaville Limited partnership, dated July 31, 2000.
10.12	Tenth Amendment to Lease Agreement between registrant and Woodlawn Foundation (successor-in-interest to Mission Vacaville Limited partnership), March 1, 2001.
10.13	Lease Agreement dated July 26, 2000 between Large Scale Proteomics Corporation and Westphalia Center II Limited partnership.
21.1	Amended List of Large Scale Biology Corporation Subsidiaries.
23.1	Independent Auditors’ Consent.

*	Incorporated by reference to designated exhibits to the Company’s Registration Statement on Form S-1 (SEC Registration No. 333-34198), declared effective on August 9, 2000.

†	Management contract or compensatory plan or arrangement filed as exhibits pursuant to Items 14(a) and 14(c) of Form 10-K.