Form 10-Q
period 2001-03-31
LARGE SCALE BIOLOGY CORP
filed 2001-05-15
CIK 1108951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number 000-31275

LARGE SCALE BIOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0154648

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

      The number of shares outstanding of registrant’s common stock, as of April 30, 2001:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock $0.001 par value	24,535,991

LARGE SCALE BIOLOGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2001

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 (Unaudited)	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II — OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	22

Item 6.	Exhibits and Reports on 8-K	22

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LARGE SCALE BIOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2001	December 31, 2000

ASSETS
Current assets:

Cash and cash equivalents	$32,204,000	$40,030,000

Marketable securities	43,081,000	44,971,000

Prepaid expenses and other current assets	2,203,000	1,923,000

Total current assets	77,488,000	86,924,000

Property, plant, and equipment, net	17,041,000	13,270,000

Intangible assets, net	4,721,000	5,015,000

Other assets	1,424,000	1,734,000

	$100,674,000	$106,943,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,102,000	$4,534,000

Accrued expenses	1,073,000	803,000

Current portion of long-term debt	1,479,000	2,048,000

Deferred revenue and customer advances	5,763,000	8,686,000

Total current liabilities	11,417,000	16,071,000

Long-term debt	405,000	423,000

Long-term deferred revenue	421,000	657,000

Total liabilities	12,243,000	17,151,000

Stockholders’ equity:

Common stock, issued and outstanding:

March 31, 2001 — 24,535,616 shares; December 31, 2000 — 24,446,325 shares	190,464,000	190,097,000

Stockholders’ notes receivable	(52,000)	(65,000)

Deferred compensation	(4,557,000)	(5,208,000)

Accumulated deficit	(97,424,000)	(95,032,000)

Total stockholders’ equity	88,431,000	89,792,000

	$100,674,000	$106,943,000

See accompanying notes to condensed consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,

	2001	2000

Revenues	$5,981,000	$5,630,000

Costs and expenses:

Development agreements	1,435,000	2,023,000

Research and development	4,808,000	3,623,000

General, administrative and marketing	3,003,000	1,613,000

Amortization of goodwill and purchased intangibles	325,000	222,000

Total costs and expenses	9,571,000	7,481,000

Loss from operations	(3,590,000)	(1,851,000)

Other income (expense):

Interest income	1,245,000	201,000

Interest expense	(47,000)	(93,000)

Change in fair value of warrant	—	242,000

Total other income (expense)	1,198,000	350,000

Net loss	$(2,392,000)	$(1,501,000)

Net loss per share — basic and diluted	$(0.10)	$(0.16)

Weighted average shares outstanding — basic and diluted	24,500,550	9,333,526

See accompanying notes to condensed consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31

	2001	2000

Cash flows from operating activities:

Net loss	$(2,392,000)	$(1,501,000)

Adjustments to reconcile net loss to net cash flows used in operating activities:

Depreciation of property, plant and equipment	861,000	807,000

Amortization of intangible assets	380,000	273,000

Accrued interest and amortized discount on marketable securities	247,000	(4,000)

Issuance of common stock for services	5,000	—

Stock compensation expense	651,000	662,000

Change in fair value of warrant	—	(242,000)

Changes in assets and liabilities:

Prepaid expenses and other current assets	(280,000)	(586,000)

Other assets	141,000	25,000

Accounts payable	(189,000)	(89,000)

Accrued expenses	529,000	354,000

Deferred revenue and customer advances	(3,159,000)	(2,877,000)

Net cash used in operating activities	(3,206,000)	(3,178,000)

Cash flows from investing activities:

Purchase of marketable securities	(27,308,000)	(4,034,000)

Proceeds from matured marketable securities	28,951,000	4,890,000

Capital expenditures	(5,875,000)	(710,000)

Increase in intangible assets	(86,000)	(98,000)

Exercise of call option	—	(74,000)

Net cash used in investing activities	(4,318,000)	(26,000)

Cash flows from financing activities:

Proceeds from issuance of common stock	103,000	283,000

Proceeds from issuance of long-term debt	—	120,000

Proceeds from stock note payments	13,000	6,000

Change in restricted cash	169,000	(14,000)

Principal payments on long-term debt	(587,000)	(486,000)

Net cash used in financing activities	(302,000)	(91,000)

Net decrease in cash and cash equivalents	(7,826,000)	(3,295,000)

Cash and cash equivalents at beginning of period	40,030,000	6,975,000

Cash and cash equivalents at end of period	$32,204,000	$3,680,000

See accompanying notes to condensed consolidated financial statements.

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

      The Company was founded in 1987 to develop the GENEWARE® system, a viral-based gene expression technology in plants that enables the discovery, development and production of new biopharmaceuticals and gene-based agricultural products. The Company’s proprietary systems are supported by patents, patent applications and exclusive technology licenses.

      The Company acquired 92.5% of Large Scale Proteomics Corporation (“Proteomics”) in February 1999 and the remaining 7.5% in March 2000. Proteomics’ automated, high-throughput ProGEX™ system provides a snapshot of the protein composition, or proteome, of cells and tissues, and is being used to rapidly identify changes in proteins that are associated with diseases or with a therapeutic effect.

      In August 2000, the Company sold shares of common stock in its initial public offering (“IPO”).

      Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. The interim financial information is not necessarily an indication of the results that may be expected for the entire year.

      The unaudited Condensed Consolidated Financial Statements include the accounts of Large Scale Biology Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated. The interim financial information should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2000, included in the Company’s annual report on Form 10-K which was filed with the Securities and Exchange Commision on April 2, 2001.

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

      Net Loss Per Share — Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and any dilutive effect of potential common shares outstanding during the period. The weighted average numbers of shares for potentially dilutive securities are 1,435,371 and 12,809,643 for the three months ended March 31, 2001 and 2000, respectively, and are composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of convertible preferred stock. These shares were excluded from diluted loss per share because of their anti-dilutive effect. Therefore, diluted net loss per share is the same as basic net loss per share.

2. Acquisition of Large Scale Proteomics

      During February 1999, Large Scale Biology Corporation acquired approximately 92.5% of the outstanding common stock of Proteomics in exchange for 2,287,634 shares of the Company’s Series G convertible preferred stock and options to purchase 60,562 shares of the Company’s common stock. The Series G convertible preferred stock was subsequently converted into 3,431,448 shares of common stock. This acquisition was accounted for by the purchase method of accounting. The purchase price of $25,100,000 for this business combination was based on the estimated fair value of the net tangible and intangible assets received. The operating results of Proteomics are included in the consolidated statement of operations of the Company as of February 1, 1999. As part of the acquisition, the Company acquired the option to purchase the remaining 7.5% of common stock of Proteomics. In March 2000, the Company exercised its option and acquired the remaining 7.5% of the outstanding common stock of Proteomics for $74,000.

      The significant intangible assets acquired included in-process research and development of $21,362,000, core technology of $2,497,000 and the option to purchase the remaining 7.5% of Proteomics valued at $1,787,000. As a result of the acquisition of the remaining 7.5% of Proteomics, the Company recorded goodwill of $1,861,000 equal to the carrying value of the option and cash paid. The Company is amortizing the goodwill over three years from the date of the acquisition of the remaining 7.5%.

3. Stock Plans

      In March 2001, the Company granted options to purchase an aggregate of 1,892,850 shares of the Company’s common stock to employees, directors, officers and a consultant. These options are exercisable at $6.19 per share over a ten-year period from the grant date and vest in quarterly installments over 4 years.

4. Dow Contract and Related Warrant

      The Company entered into a Collaboration and License Agreement (the “Dow Agreement”) with The Dow Chemical Company and its subsidiary Dow AgroSciences LLC (collectively “Dow”) in September 1998. The Dow Agreement provides funding for sponsored genomics research, technology access fees, royalties upon product sales and payments when certain milestones are achieved. The Company is entitled to all funding received regardless of the results of the research. Accordingly, no obligation to repay or repurchase technology has been recorded. Revenues from Dow represented 87% and 88% of total revenues during the three months ended March 31, 2001 and 2000, respectively. The research collaboration under the Dow Agreement terminates on September 1, 2001. During 1998, the Company received cash of $10,000,000 in exchange for access to the Company’s technologies and a warrant granted to Dow (the “Dow Warrant”) to purchase 1,848,091 shares of the Company’s common stock subject to certain vesting provisions. The Company allocated $1,392,000 of the fee to the warrant and $8,608,000 to deferred revenue based on the estimated fair market value of the warrant. In addition, the Company receives payments for meeting certain milestones under the Dow Agreement. The access fees are amortized to revenue over the three-year term of the research collaboration under the Dow Agreement, and milestone payments are amortized over the remaining term of the research collaboration under the Dow Agreement from the date the milestone is achieved.

5. Subsequent Event

      In April 2001, the Company adopted a stockholder rights plan. Under the plan, rights were distributed as a dividend at a rate of one right for each share of common stock held by stockholders of record as of the close of business on May 4, 2001, and subject to specified exceptions and limitations set forth in the rights plan, for any share of common stock that becomes outstanding thereafter. The rights plan was not adopted in response to any specific attempt to acquire the Company or its common stock. The rights will expire on April 27, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this report and the 2000 audited consolidated financial statements and the accompanying notes included in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties, including statements regarding management’s expectations concerning future revenues and expense levels, capital expenditures and interest income, and other expectations regarding future operating results. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the factors discussed under the heading “Factors That May Affect Our Business” below.

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

      Substantially all of our revenues relate to our collaborative agreements and are derived from technology access fees, ongoing research funding and milestone payments for achievement of specific results. We record technology access fees and milestone payments as deferred revenue and amortize these payments on a straight-line basis over the remaining life of the related collaborative agreement. The life of a collaborative agreement is based on the terms of the agreement. We recognize research funding as services are performed.

      In September 1998, we entered into a three-year collaboration and license agreement, or the Dow Agreement, with The Dow Chemical Company and its subsidiary Dow AgroSciences LLC, or collectively, Dow. Under the Dow Agreement, we receive funding for sponsored genomics research, and we are entitled to royalties if and when Dow sells products that result from this collaboration, and technology access fees and payments when we reach specific milestones. Revenues from the Dow Agreement represented 87% and 88% of our revenues during the three months ended March 31, 2001 and 2000, respectively. The research collaboration under the Dow Agreement terminates on September 1, 2001. Consequently, future revenues and operating margins could be materially lower than those we have reported for prior periods.

      As a result of our investment in our technologies, we have incurred significant losses in each year since our inception in 1987. As of March 31, 2001, we had an accumulated deficit of $97.4 million. We expect additional losses as we expand our research and development efforts, make investments in strategic collaborations and enhance our technologies.

      In late 2000, we initiated a Phase I clinical trial of the GENEWARE produced non-Hodgkin’s lymphoma vaccines and expanded internally funded research projects, including the assembly of our first version of the Human Protein IndexTM. In January 2001, we announced our collaboration with Biosite Diagnostics Incorporated, or Biosite, to produce antibodies for use in protein chips. We believe the resulting increase in expenses will enhance the value of our technologies but could delay our profitability and result in increased net losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2001 and 2000

      Revenues. Revenues for the three months ended March 31, 2001 were $6.0 million, an increase of $0.4 million, or 6%, over the three months ended March 31, 2000. Revenues earned under the Dow Agreement were $5.2 and $4.9 million in the three months ended March 31, 2001 and 2000, respectively. An increase of $1.0 million in revenues from the amortization of milestone payments was offset by a $0.7 million decrease in revenues from Dow research and development. The research collaboration under the Dow Agreement terminates on September 1, 2001. Therefore, we expect revenues from the Dow Agreement in 2001 to be less than in 2000. As of March 31, 2001, we had deferred revenues of $5.3 million relating to Dow that will be amortized through August 31, 2001. We believe that continued growth in our revenues for 2001 and beyond is dependent upon our successfully entering into new collaboration agreements in one or more of our key technology bases.

      Development agreement expenses. Development agreement expenses relate to research activities incurred in connection with our collaborative agreements. Development agreement expenses for the three months ended March 31, 2001 were $1.4 million, a decrease of $0.6 million, or 29%, from the three months ended March 31, 2000. The decrease is attributable to a decreased level of research activity under the Dow Agreement. Research activities under the Dow Agreement accounted for $1.1 and $1.7 million of our development agreement expenses in the three months ended March 31, 2001 and 2000, respectively. We expect that development agreement expenses will continue to decrease upon the termination of the Dow research collaboration, unless offset by any increase to meet commitments under any new collaborative agreements.

      Research and development expenses. Research and development expenses for the three months ended March 31, 2001 were $4.8 million, an increase of $1.2 million, or 33%, over the three months ended March 31, 2000. The increase is the result of $0.7 million of increased spending for expanded operations and new personnel at Proteomics and $0.3 million of increased salary expense for new personnel and wage rate increases at the Vacaville and Owensboro facilities. We anticipate that research and development expenses will increase significantly for non-Hodgkin’s lymphoma clinical trials and for new or expanded internally funded research projects. Under our agreement with Biosite, we have committed to pay $6.8 million over 14 months for program target antibodies. We expect that research and development expenses will increase accordingly beginning in the second quarter of this year. Unless we enter into a significant collaboration agreement upon termination of the Dow research collaboration, we anticipate that research resources we currently dedicate to the Dow research collaboration will be reallocated to internally funded commercial projects such as the Biosite arrangement. Such a reallocation of resources would result in a significant increase in our unreimbursed research and development expenses.

      General, administrative and marketing expenses. General, administrative and marketing expenses for the three months ended March 31, 2001 were $3.0 million, an increase of $1.4 million, or 86%, over the three months ended March 31, 2000. The increase is the result of $0.5 million of increased salary expense for new administrative personnel and wage rate increases in Vacaville, $0.5 million of increased costs associated with our becoming a public company and $0.4 million of increased spending for expanded operations and new administrative personnel at Proteomics. We expect general, administrative and marketing expenses to be significantly higher for each quarter of 2001 as compared to 2000 for the same reasons these expenses increased this quarter and because we will add new business development personnel and incur associated costs beginning in the second quarter of 2001.

      Amortization of goodwill and purchased intangibles. The amortization of goodwill and purchased intangibles of $0.3 and $0.2 million for the three months ended March 31, 2001 and 2000, respectively, relate to our purchase of 92.5% of Proteomics in February 1999 and the exercise of our option to purchase the remaining 7.5% in March 2000. We expect amortization charges for goodwill and purchased intangibles to be approximately $0.3 million per quarter through 2002 and $0.2 million in 2003.

      Interest income (expense). Interest income increased to $1.2 million for the three months ended March 31, 2001, from $0.2 million for the three months ended March 31, 2000, due to the investment of the proceeds from our initial public offering of common stock, or IPO, in the third quarter of 2000. Although we expect interest income in 2001 to be more than interest income in 2000 as the proceeds from our IPO are invested over an entire year, quarterly interest income during 2001 is expected to decrease with the planned expenditures for operations and facilities and with the current trend of decreasing interest rates.

      Change in fair value of warrant. The noncash gain of $0.2 million for the three months ended March 31, 2000 relates to the decrease in the fair value of a warrant we issued to Dow in connection with the Dow Agreement. This warrant had a “put option” that could have required us to repurchase common stock issued to Dow upon exercise of the warrant. This “put option” expired upon the effective date of our IPO. Consequently, the warrant liability was reclassified to permanent equity and no subsequent gains or charges will be incurred.

Liquidity and Capital Resources

      From our inception up through March 31, 2001, we funded our operations through payments from our collaborative agreements of approximately $71 million, private sales of our equity securities of $48.5 million, other income of approximately $10 million, debt and warrant financing of approximately $7 million and $89 million from our IPO.

      At March 31, 2001, we had cash and cash equivalents of $32.2 million and marketable securities of $43.1 million. Net cash used in operating activities of $3.2 million in the three months ended March 31, 2001 was principally due to $6.9 million paid to our suppliers and employees, partially offset by $1.5 million of research funding received under the Dow Agreement, $0.8 million from other agreements and interest from our investments of $1.4 million. We entered into an agreement with Biosite in January 2001 whereby we have committed to pay $6.8 million over 14 months for program targets. We therefore expect cash paid to suppliers and employees will increase accordingly. In the future, for us to achieve positive net cash flow from operating activities, we believe we must enter into new collaboration agreements and carefully manage the level of internally funded research and development activities.

      Net cash used in investing activities of $4.3 million in the three months ended March 31, 2001 was principally due to $5.9 million for purchases of property, plant and equipment and $0.1 million for increases in intangible assets, partially offset by $1.6 million net proceeds from marketable securities. Our total planned expenditures for property, plant and equipment during 2001 are approximately $15.0 million. We anticipate that our capital expenditures will increase in the future to meet the demands from any new collaboration agreements and research and development efforts. We may use a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

      Net cash used in financing activities of $0.3 million in the three months ended March 31, 2001 was primarily the result of $0.4 million of net principal payments on long-term debt, partially offset by $0.1 million received from the exercise of stock options.

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

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and was effective for us beginning January 1, 2001. This statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 did not have a material impact on our financial statements.

Factors That May Affect Our Business

      We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this Form
10-Q.

      This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, beliefs and assumptions. We use words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described below and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Risks Related To Our Business

      We are at an early stage of development, and we may not be able to successfully develop and commercialize our products and technologies

      We are in an early stage of development as an operating company, and we are subject to all the risks inherent in the development of a business enterprise, including the need for substantial capital to support the development of our products and technologies. We have had limited revenue from contract research and development services and collaborations. We are still developing our three primary database programs, Human Protein Index, or HPITM, Molecular Anatomy and PathologyTM, or MAPTM, and Molecular Effects of DrugsTM, or MEDTM, that we intend to commercialize. We have marketed a limited number of our own technologies. Though we have completed the first version of the HPI, we have not yet operated our ProGEx system on the large scale we believe will be necessary to complete our HPI database and other proteomics projects. In addition, we are still in the process of integrating our proprietary protein databases with information on gene function. If we are unable to manufacture and operate our ProGEx system on a large scale or to integrate our protein databases with information on gene function, we may not be able to achieve our objectives in the field of proteomics.

      Our other anticipated products, including a novel vaccine for the treatment of non-Hodgkin’s lymphoma, or NHL, most likely will require that we enter into new collaborations before we can manufacture and market them, and they are subject to the governmental regulatory process. Because we are in new and developing fields, and our research focuses on new and unproven technologies, our therapeutic vaccines, drugs and proteins that we develop may not be effective in humans, or may not meet regulatory requirements for safety and efficacy. In addition, even if we successfully develop a product, there may not be a substantial commercial market for that product.

      We are in new and developing fields and there may not be a market for our products and technologies

      We focus our technologies on the new and developing fields of proteomics and functional genomics. Our research is fundamentally unique and we cannot assure the acceptance of its scientific merit or the benefits of products produced by it, or that the public will react favorably to it. Protein-based gene expression products and technologies, including our plant-derived proteins and our ProGEx system and GENEWARE technology, have limited commercial precedent. The usefulness of the information and products generated by our proteomics and functional genomics technologies is unproven, and our collaborators and potential collaborators may determine that they are not useful or cost-effective. In addition, we must develop these new products and technologies in time to meet market demand, if any. If we fail to do so, it is likely that other technologies and companies will predominate and we will not be able to earn a sufficient return on our investment.

      We have a history of losses and cannot predict when we will become profitable, if at all

      We have had net losses in each year since our inception in 1987. We sustained a net loss of approximately $2.4 million in the three months ended March 31, 2001 and had an accumulated deficit of approximately $97.4 million as of March 31, 2001. Milestone payments from the Dow Agreement were substantially lower in 2000 than 1999. We have not yet entered into any new collaborations that could make up for this decrease in cash flow. The research collaboration under the Dow Agreement will terminate September 1, 2001. We expect cash flow under the Dow Agreement to continue to decrease in 2001. In 2001, we expect to significantly increase amounts to fund research and development and to enhance our core technologies. As a result, we expect that our operating expenses will increase significantly and we will need to generate significant additional revenues from collaborations and the commercialization of our products and technologies to achieve profitability. We expect to incur substantial losses for the foreseeable future. If we are unable to enter into new collaborations, control our operating expenses and successfully commercialize our products and technologies, we may never become profitable.

      We may require additional capital

      In order for us to remain competitive so we can develop profitable and cash positive operations, we must continue to generate revenue from our products under development and our technologies, including our ProGEx and GENEWARE systems. We believe our cash and cash equivalents and our marketable securities at March 31, 2001, together with revenues from our collaborations and all other sources will be sufficient to fund our operations at least through December 31, 2002. However, changes in our business may occur that would consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements and expenses, we will have to raise additional funds. If we raise additional funds by issuing equity securities, our existing stockholders may be diluted. We may raise this capital through public or private financings or additional collaborations, strategic partnerships or licensing arrangements. While we cannot predict our need for additional capital in the future, the amount required may be substantial and exceed tens of millions of dollars. If we are unable to raise sufficient additional capital, we will have to curtail or cease operations.

      Alternative technologies may supersede our technologies or make them non-competitive

      Genomics, proteomics and biomanufacturing fields are intensely competitive. They are characterized by extensive research efforts, which result in rapid technological progress. If our competitors succeed in developing products or technologies that are more effective than ours or that render our products or technologies obsolete or noncompetitive, our business will suffer. Many universities, public agencies and established pharmaceutical, biotechnology, chemical and other life sciences companies with substantially greater resources than we have are developing and using technologies and are actively engaging in the development of products similar to or competitive with our products and technologies. Like us, our competitors are using proteomics and genomics technologies to identify potential drug targets, therapeutic proteins and diagnostic marker proteins. In addition, our competitors have developed databases containing gene sequence, gene expression, genetic variation or other genomic information and are marketing or plan to market their data to pharmaceutical, biotechnology, chemical and other life sciences companies. To remain competitive, we must continue to invest in new and existing technologies, expand our databases and improve our bioinformatics software, including proprietary software used with our ProGEx system.

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

      We may not be able to enter into collaborations necessary to fully develop and commercialize our products and technologies, and we will be dependent on our collaborators if we do

      We intend to independently pursue some therapeutic product applications into the development stage. However, we expect to develop and commercialize most of our future products only in collaboration with pharmaceutical, biotechnology, chemical and other life sciences companies. Our success will depend in large part on our ability to enter into future collaborations with other companies for the research and development, pre-clinical and clinical testing and the regulatory approval and commercialization of our products. Our reliance upon these companies for these capabilities will reduce our control over such activities and could make us dependent upon them. To date, we have entered into only a limited number of collaborations. Generally, the scope of these collaborations has been to demonstrate the function of plant genes and the feasibility of using viral vectors to create proteins in plants and to identify marker proteins for drug development and diagnostics. Our existing agreements generally provide us with rights to participate financially in the commercial development of products resulting from the use of our technologies. We may be unable to obtain such rights in future collaborations. In addition, unforeseen delays or complications could arise and result in the breach of our contractual obligations with our collaborators and others, or render our technologies unable to perform at the quality and capacity levels required for success.

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

      For example, Dow owns or controls patent rights in the field of viral vectors covering the infection of plants and the expression of foreign genes in plants, and has informed us that it believes that some of our plant viral activities may fall within the scope of its patents. If we are unable to resolve this matter, and are found to have infringed upon Dow’s rights, our product development and research activities related to plant viruses which fall within the scope of Dow’s patents may be delayed or terminated. These kinds of disagreements could result in costly and time-consuming litigation and divert our financial and managerial resources.

      We must enter into agreements with third parties to provide sales and marketing services, or develop these capabilities on our own, if we are to successfully commercialize our products and technologies

      We have no sales force, and we have only a limited marketing force. Although we plan to enter into sales and marketing arrangements with third parties, we may not be able to enter into these arrangements on favorable terms, if at all. If we cannot enter into these arrangements, we must develop a sales and marketing force with sufficient technical expertise to generate demand for our products and technologies. Our inability to develop or contract for effective sales and marketing capabilities would significantly impair our ability to develop and commercialize our products.

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

      Concentration of ownership among our existing executive officers, directors and principal stockholders enables them to collectively control all significant corporate decisions

      Our directors, our executive officers and entities affiliated with our directors and our executive officers beneficially own, in the aggregate, approximately 41% of our outstanding common stock as of March 31, 2001. These stockholders as a group will be able to elect our directors and officers, control our management and affairs and be able to control most matters requiring the approval of our stockholders, including any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership will also prevent a change of control of our Company at a premium price if these stockholders oppose it.

      Our stockholder rights plan and provisions of our charter documents and Delaware law may inhibit a takeover, which could adversely affect our stock price

      We recently adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of May 4, 2001. Subject to certain specified exceptions and limitations under the rights plan, we will continue to issue one right for each share of common stock that becomes outstanding after May 4, 2001. Each right entitles the holder to purchase one unit consisting of one one-hundredth of a share of our Series A Junior Participating Preferred Stock for $45 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group causing their exercisability) will be able to purchase, in exchange for the $45 exercise price, shares of our common stock or of any company into which we are merged having a value of $90. In addition, the Board of Directors has the option, under certain circumstances, to exchange each right (other than rights held by the person or group triggering the Board of Directors’ option) for a share of common stock for no additional consideration on the part of the holder of the right. The rights expire on April 27, 2011. Our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) by causing substantial dilution of the stock ownership of a person or group attempting to acquire control of us. Our rights plan may have the effect of discouraging these attempts because a potential acquirer would have to negotiate with our Board of Directors to avoid suffering dilution.

      Provisions in our charter and bylaws and applicable provisions of the Delaware General Corporation Law may also make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our common stock or delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may adversely affect our stock price.

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

      If competitive products are better than our products, then our business may fail

      The markets for protein development and production, including human and veterinary therapeutics and vaccines like the ones we are developing, are highly competitive. Virtually all of the genes in the human genome have been sequenced and we expect them to be identified within the next year. We face significant competition in our protein product development and production efforts from entities using alternative, and in some cases higher volume and larger scale, approaches for the same purpose. Competitors with substantially greater resources are actively developing products similar to or competitive with our products and potential products. Our competitors may succeed in developing products or obtaining regulatory approval before we do or in developing products that are more effective than those we develop or propose to develop. A large number of universities and other not-for-profit institutions, many of which are funded by the U.S. and foreign governments, are also conducting research to discover genes and their functions. Any one or more of these entities may discover and establish a patent position in one or more of the genes or proteins that we wish to commercialize.

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

      If there is negative public reaction to the use of genetically engineered products and technologies, then the market for certain products and technologies we develop will be adversely affected

      Future commercial success of some of our products and of the products of some of our collaborators, will depend in part on public acceptance of the use of genetically engineered products including drugs, plants and plant products. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Negative public reaction to genetically modified organisms and products could result in greater government regulation of genetic research and resultant products, including stricter labeling requirements, and could cause a decrease in the demand for our products. The subject of genetically engineered organisms has received negative publicity and aroused public debate in a number of countries, including the United States and the countries of the European Community. The expressed preferences of a significant portion of consumers, particularly in Europe, and to some extent in the United States, for non-genetically engineered food might substantially limit the marketing of genetically engineered food crops. Ethical and other concerns about our technologies, particularly the use of genes for commercial purposes and the products resulting from this use, could lead to greater regulation and trade restrictions on imports of genetically engineered products and adversely affect the market acceptance of our products and technologies. Governmental authorities could, for political or other reasons, limit the use of genetic processes or prohibit the practice of our GENEWARE technology. Consequently, if this regulation results in non-acceptance of food products derived from genetically engineered food crops it could reduce or eliminate any potential financial return from the Dow Agreement in agricultural gene discovery and function, and our ability to successfully collaborate with additional companies in the agricultural industry.

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

Risks Related to Our Intellectual Property

      Patent protection in the biotechnology industry is uncertain, which may result in a decrease in the value of our products and technologies

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

      Throughout the world there are numerous issued patents, as well as published foreign patent applications which may issue as patents, many of which relate to our current operations, our anticipated future operations and the products we are likely to develop. The scope of these patents is a matter of legal interpretation and is subject to uncertainty. We have not obtained, nor do we intend to obtain, opinions from our patent counsel that we have freedom to conduct our commercial activities free of claims of patent infringement from third parties. For example, we are aware of one company, Enzon, Inc., that has a broad portfolio of patents which generically claim single chain antibodies and that, in letters mailed to numerous companies including us, has asserted that any company using or making such antibodies will require a patent license from them. We are assessing these patents and have been informed that licenses are available, but if these licenses are required, we may not be able to obtain them on commercially reasonable terms.

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

We may not be able to protect our know-how and trade secrets

      We generally control the disclosure and use of our know-how and trade secrets using confidentiality agreements. It is possible, however, that:

- Some or all confidentiality agreements will not be honored;

- Third parties will independently develop equivalent technology;

- Disputes will arise with our consultants, collaborators or others concerning the ownership of intellectual property; and/or

- Unauthorized disclosure of our know-how or trade secrets will occur.

PART II — OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds

      In April 2001, the Company adopted a stockholder rights plan and declared a dividend of one right for each outstanding share of common stock to stockholders of record as of May 4, 2001. In addition, subject to specified exceptions and limitations under the plan, one right shall be issued with each share of common stock that becomes outstanding after May 4, 2001. Each right entitles the holder to purchase one unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock for $45 per unit. If a person or group acquires 15% or more of the Company’s outstanding common stock and other conditions apply, holders of rights (except for certain excluded persons) will be able to purchase $90 worth of shares of the Company’s common stock or stock of another company with whom the Company is merged for each payment of the $45 exercise price. These rights expire on April 27, 2011.

      The effective date of our Registration Statement on Form S-1, as amended (Registration No. 333-34198) was August 9, 2000. The estimated use of proceeds from our IPO for working capital set forth below includes operating expenses for research and development and for general and administrative activities. Provided below is a reasonable estimate of the amount of our net offering proceeds used in each of the following categories, through March 31, 2001:

Construction of plant, building and facilities	$4,720,000

Purchase and installation of machinery and equipment	3,929,000

Purchases of real estate	0

Acquisition of other businesses	0

Repayment of indebtedness	2,090,000

Capitalized patent costs	627,000

Working capital	4,637,000

Temporary investments	72,753,000

      There are no other uses of net offering proceeds over $100,000. Moreover, none of the net offering proceeds were paid directly or indirectly to directors, officers, or their associates, persons owning 10% or more of any class of our equity securities, or our affiliates.

      Item 6. Exhibits and Reports on Form 8-K

      (a) List of Exhibits:

           None.

      (b) Reports on Form 8-K:

           None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Large Scale Biology Corporation

Dated: May 15, 2001	By:

/s/ William M. Pfann

William M. Pfann

Senior Vice President, Finance and Chief Financial Officer