Form 10-Q
period 2001-06-30
LARGE SCALE BIOLOGY CORP
filed 2001-08-14
CIK 1108951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number 000-31275

LARGE SCALE BIOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0154648

(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification number)

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

      The number of shares outstanding of registrant’s common stock, as of July 31, 2001:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock $0.001 par value	24,581,989

LARGE SCALE BIOLOGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

PART II — OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	17

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits and Reports on Form 8-K	18

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LARGE SCALE BIOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$37,165,000	$40,030,000

Marketable securities	29,436,000	44,971,000

Prepaid expenses and other current assets	3,185,000	1,923,000

Total current assets	69,786,000	86,924,000

Property, plant, and equipment, net	17,672,000	13,270,000

Intangible assets, net	4,574,000	5,015,000

Other assets	1,106,000	1,734,000

	$93,138,000	$106,943,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,326,000	$4,534,000

Accrued expenses	1,587,000	803,000

Current portion of long-term debt	884,000	2,048,000

Deferred revenue and customer advances	2,412,000	8,686,000

Total current liabilities	7,209,000	16,071,000

Long-term debt	333,000	423,000

Long-term deferred revenue	390,000	657,000

Total liabilities	7,932,000	17,151,000

Stockholders’ equity:

Common stock, issued and outstanding:

June 30, 2001 — 24,536,116 shares; December 31, 2000 — 24,446,325 shares	190,465,000	190,097,000

Stockholders’ notes receivable	(52,000)	(65,000)

Deferred compensation	(3,906,000)	(5,208,000)

Accumulated deficit	(101,301,000)	(95,032,000)

Total stockholders’ equity	85,206,000	89,792,000

	$93,138,000	$106,943,000

See accompanying notes to condensed consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues	$5,943,000	$5,604,000	$11,924,000	$11,234,000

Costs and expenses:

Development agreements	1,100,000	1,821,000	2,535,000	3,844,000

Research and development	5,774,000	4,112,000	10,582,000	7,735,000

General, administrative and marketing	3,482,000	1,584,000	6,485,000	3,197,000

Amortization of goodwill and purchased intangibles	325,000	325,000	650,000	547,000

Total costs and expenses	10,681,000	7,842,000	20,252,000	15,323,000

Loss from operations	(4,738,000)	(2,238,000)	(8,328,000)	(4,089,000)

Other income (expense):

Interest income	888,000	143,000	2,133,000	344,000

Interest expense	(27,000)	(92,000)	(74,000)	(185,000)

Change in fair value of warrant	—	312,000	—	554,000

Total other income	861,000	363,000	2,059,000	713,000

Net loss	$(3,877,000)	$(1,875,000)	$(6,269,000)	$(3,376,000)

Net loss per share — basic and diluted	$(0.16)	$(0.20)	$(0.26)	$(0.36)

Weighted average shares outstanding — basic and diluted	24,536,043	9,417,038	24,518,394	9,375,282

See accompanying notes to condensed consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30

	2001	2000

Cash flows from operating activities:

Net loss	$(6,269,000)	$(3,376,000)

Adjustments to reconcile net loss to net cash flows used in operating activities:

Depreciation of property, plant and equipment	1,894,000	1,650,000

Amortization of intangible assets	759,000	701,000

Accrued interest and amortized discount on marketable securities	551,000	105,000

Issuance of common stock for services	5,000	—

Stock compensation expense	1,302,000	1,323,000

Change in fair value of warrant	—	(554,000)

Changes in assets and liabilities:

Prepaid expenses and other current assets	(1,262,000)	(1,488,000)

Other assets	284,000	—

Accounts payable	521,000	360,000

Accrued expenses	1,043,000	619,000

Deferred revenue and customer advances	(6,541,000)	(5,414,000)

Net cash used in operating activities	(7,713,000)	(6,074,000)

Cash flows from investing activities:

Purchase of marketable securities	(35,221,000)	(4,034,000)

Proceeds from matured marketable securities	50,205,000	11,053,000

Capital expenditures	(9,025,000)	(1,615,000)

Increase in intangible assets	(318,000)	(285,000)

Net cash provided by investing activities	5,641,000	5,119,000

Cash flows from financing activities:

Proceeds from issuance of common stock	104,000	350,000

Proceeds from issuance of long-term debt	—	720,000

Proceeds from stock note payments	13,000	8,000

Change in restricted cash	344,000	247,000

Principal payments on long-term debt	(1,254,000)	(1,046,000)

Net cash provided by (used in) financing activities	(793,000)	279,000

Net decrease in cash and cash equivalents	(2,865,000)	(676,000)

Cash and cash equivalents at beginning of period	40,030,000	6,975,000

Cash and cash equivalents at end of period	$37,165,000	$6,299,000

See accompanying notes to condensed consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Summary of Significant Accounting Policies

     Large Scale Biology Corporation and its subsidiaries (collectively the “Company”) applies its proprietary proteomics and functional genomics technologies to develop products and establish commercial collaborations with pharmaceutical, biotechnology, agricultural, chemical and other life science companies. The Company maintains its headquarters and a research facility in Vacaville, California, a processing facility in Owensboro, Kentucky and an additional research facility in Germantown, Maryland.

     The Company was founded in 1987 to develop the GENEWARE® system, a viral-based gene expression technology in plants that enables the discovery, development and production of new biopharmaceuticals and gene-based agricultural products. The Company’s proprietary systems are supported by patents, patent applications and exclusive technology licenses.

     The Company acquired 92.5% of Large Scale Proteomics Corporation (“Proteomics”) in February 1999 and the remaining 7.5% in March 2000. Proteomics’ automated, high-throughput ProGEX™ system provides a snapshot of the protein composition, or proteome, of cells and tissues, and is being used to rapidly identify changes in proteins that are associated with important biological conditions such as diseases or with a therapeutic or toxic effect of a drug.

     In August 2000, the Company sold shares of common stock in its initial public offering.

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

     The unaudited Condensed Consolidated Financial Statements include the accounts of Large Scale Biology Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated. The interim financial information should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2000, included in the Company’s annual report on Form 10-K which was filed with the Securities and Exchange Commission on April 2, 2001.

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

     Revenue Recognition — Revenues are derived from development agreements consisting of research funding, technology access fees, milestone payments and government grants. Research funding revenue is recognized as services are performed and expenses are incurred. The Company’s development agreements generally provide for continued access by its partners to technologies developed under such agreements over the life of the development agreement. As a result, technology access fees and milestone payments received are deferred because their receipt does not represent the culmination of the earnings process. Revenue from technology access fees is recognized on a straight-line basis over the life of the development agreement. Revenue related to milestone payments is recognized on a straight-line basis from the date of completion of the specified milestone over the remaining life of the development agreement. The life of a collaborative agreement is based on the terms of the agreement and does not include renewal periods, unless renewal is assured. Grant revenue is recognized as expenses are incurred and billed, except that revenue received for equipment purchases is deferred and recognized as revenue over the life of the related equipment.

     Net Loss Per Share — Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and any dilutive potential common shares that were outstanding during the period. The weighted average numbers of shares for potentially dilutive securities are 423,311 and 12,795,312 for the three months ended June 30, 2001 and 2000, respectively, and 826,882 and 12,802,531 for the six months ended June 30, 2001 and 2000, respectively, and are composed of incremental common shares issuable upon the exercise of stock options and warrants, and, during 2000, common shares issuable on conversion of convertible preferred stock. These shares were excluded from diluted loss per share because of their anti-dilutive effect. Therefore, diluted net loss per share is the same as basic net loss per share.

2. Dow Agreement and Related Warrant

     The Company entered into a Collaboration and License Agreement (the “Dow Agreement”) with The Dow Chemical Company and its subsidiary Dow AgroSciences LLC (collectively “Dow”) in September 1998. The Dow Agreement provides funding for sponsored genomics research, technology access fees, royalties upon product sales and payments when certain milestones are achieved. The Company is entitled to all funding received regardless of the results of the research. Accordingly, no obligation to repay or repurchase technology has been recorded. Revenues from Dow represented 89% and 83% of total revenues during the three months ended June 30, 2001 and 2000, respectively, and 88% and 86% of total revenue during the six months ended June 30, 2001 and 2000, respectively. The research collaboration under the Dow Agreement terminates on August 31, 2001. During 1998, the Company received cash of $10,000,000 from Dow in exchange for access to the Company’s technologies and a warrant granted to Dow to purchase 1,848,091 shares of the Company’s common stock subject to certain vesting provisions. The Company allocated $1,392,000 of the fee to the warrant and $8,608,000 to deferred revenue based on the estimated fair market value of the warrant. In addition, the Company is entitled to receive payments for meeting certain milestones under the Dow Agreement. The access fees are amortized to revenue over the three-year term of the research collaboration under the Dow Agreement, and milestone payments are amortized over the remaining term of the research collaboration under the Dow Agreement from the date the milestone is achieved.

3. Stockholder Rights Plan

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

Overview

      Large Scale Biology uses its proprietary proteomics and functional genomics technologies to develop products and establish commercial collaborations with pharmaceutical, biotechnology, agricultural, chemical and other life sciences companies, to enable the transformation of proteomic and genomic information into multiple product opportunities, such as drug targets, therapeutics and diagnostics for drug effectiveness and toxicity.

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

      In September 1998, we entered into a three-year collaboration and license agreement, or the Dow Agreement, with The Dow Chemical Company and its subsidiary Dow AgroSciences LLC, or collectively, Dow. Under the Dow Agreement, we receive funding for sponsored genomics research, and we are entitled to royalties if and when Dow sells products that result from this collaboration, and technology access fees and payments when we reach specific milestones. Revenues from the Dow Agreement represented 89% and 83% of our revenues during the three months ended June 30, 2001 and 2000, respectively, and 88% and 86% of our revenues during the six months ended June 30, 2001 and 2000, respectively.

      On August 31, 2001, our research collaboration with Dow will conclude. Consequently, we do not expect to recognize any revenues relating to Dow milestones after August 2001. We are eligible to receive royalty payments from Dow in the future under the Dow Agreement, but we do not expect to receive, and cannot estimate the amount of, such payments for the foreseeable future. We expect to reallocate research resources used for the Dow Agreement to internally funded projects; therefore we will not realize a decrease in our research and development expenses from the expiration of the Dow research collaboration. At the conclusion of this collaboration, Dow’s rights to the use of our proprietary GENEWARE® technology in agricultural applications become non-exclusive. Consequently, we are free to pursue business arrangements in this field on an unrestricted basis. Until we enter into new collaboration agreements, future revenues and operating margins will be significantly lower than those we have reported for prior periods.

      As a result of our investment in our technologies, we have incurred significant losses in each year since our inception in 1987. As of June 30, 2001, we had an accumulated deficit of $101.3 million. We expect additional losses as we expand our research and development efforts, make investments in strategic collaborations and enhance our technologies.

      In January 2001, we entered into a collaboration with Biosite Diagnostics Incorporated, or Biosite, to create protein biochips. We plan to initially focus our biochip project on cardiovascular diseases and liver toxicology. We are currently undertaking a Phase I clinical trial of the GENEWARE produced non-Hodgkin’s lymphoma vaccines and expanding our Human Protein IndexTM (HPITM), a compilation of quantitative data on proteins found in all major tissues of the human body. During the second quarter of 2001, we announced an exclusive licensing and option agreement with Plant Bioscience Ltd. for certain viral-derived gene silencing and overexpression technologies that we expect will enhance our high-throughput, functional plant genomics capabilities. We believe the resulting increase in expenses from these and other projects will enhance the value of our technologies and our revenue opportunities, but will delay our profitability and result in increased net losses.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2001 and 2000

     Revenues. Revenues for the three months ended June 30, 2001 were $5.9 million, an increase of $0.3 million, or 6%, over the three months ended June 30, 2000. Revenues for the six months ended June 30, 2001 were $11.9 million, an increase of $0.7 million, or 6%, over the six months ended June 30, 2000. For the three and six months, revenues earned under the Dow Agreement were $5.3 and $10.5 million during 2001 and $4.7 and $9.6 million during 2000, respectively. Increases in revenues of $1.5 million for the three months and $2.5 million for the six months from the amortization of milestone payments was offset by decreases in revenues of $0.9 million for the three months and $1.6 million for the six months from Dow research and development. The research collaboration under the Dow Agreement terminates on August 31, 2001. Therefore, we expect revenues from the Dow Agreement in 2001 to be less than in 2000. As of June 30, 2001, we had deferred revenues of $2.1 million relating to Dow that we plan to amortize through August 31, 2001. We believe revenues for the remainder of 2001 and beyond will decrease significantly until we enter into new collaboration agreements that generate substantial revenues.

     Development agreement expenses. Development agreement expenses for the three and six months ended June 30, 2001 were $1.1 and $2.5 million, a decrease of $0.7 and $1.3 million, or 40% and 34%, respectively, from the corresponding 2000 periods. These decreases are attributable to a reduced level of research activity under the Dow Agreement. Research activities under the Dow Agreement accounted for $0.8 million for the three months and $2.0 million for the six months of our development agreement expenses during 2001, and $1.5 million for the three months and $3.2 million for the six months during 2000. We expect that development agreement expenses will continue to decrease after August 31, 2001 until we establish new collaborations.

     Research and development expenses. Research and development expenses for the three and six months ended June 30, 2001 were $5.8 and $10.6 million, an increase of $1.7 and $2.8 million, or 40% and 37%, respectively, over the corresponding 2000 periods. For the three and six months, respectively, these increases are primarily the result of $0.7 and $1.5 million used for expanded operations and new personnel at Proteomics, $0.4 and $0.7 million for new personnel and wage rate increases at our Vacaville and Owensboro facilities, and $0.4 and $0.5 million related to our protein biochip project.

     Under our agreement with Biosite, we have committed to pay $6.8 million for the production of antibodies during 2001 and 2002, and we also plan to devote significant internal resources necessary to perform our obligations under this agreement. We expect that research and development expenses will increase accordingly. We anticipate that research and development expenses will increase significantly for non-Hodgkin’s lymphoma clinical trials and for new or expanded internally funded research projects. Until we enter into new collaboration agreements, we anticipate that research resources used for the Dow Agreement will be reassigned to internally funded projects such as our protein biochip project. We expect that such a reallocation of resources together with anticipated additions to our scientific staff to support growth opportunities will continue the trend of increased unreimbursed research and development expenses.

     General, administrative and marketing expenses. General, administrative and marketing expenses for the three and six months ended June 30, 2001 were $3.5 and $6.5 million, an increase of $1.9 and $3.3 million, or 120% and 103%, respectively, over the corresponding 2000 periods. For the three and six months, respectively, these increases are primarily the result of $0.6 and $1.1 million of salaries for new business development, finance and legal personnel and wage rate increases in Vacaville, $0.4 and $0.9 million of increased costs associated with our operating as a public company and $0.4 and $0.8 million of increased spending for expanded operations and new administrative personnel at Proteomics. We expect general, administrative and marketing expenses to continue to increase during the remainder of 2001 and to be significantly higher for each quarter of 2001 as compared to the corresponding quarter of 2000.

     Amortization of goodwill and purchased intangibles. The amortization of goodwill and purchased intangibles of $0.3 million for each of the three months ended June 30, 2001 and 2000 and $0.7 and $0.5 million for the six months ended June 30, 2001 and 2000, respectively, relate to our purchase of 92.5% of Proteomics in February 1999 and the exercise of our option to purchase the remaining 7.5% in March 2000. We expect amortization charges for goodwill and purchased intangibles to be approximately $0.3 million per quarter through 2001.

     Interest income (expense). Interest income increased to $0.9 and $2.1 million for the three and six months ended June 30, 2001, from $0.1 and $0.3 million for the corresponding 2000 periods, respectively, due to the investment of the proceeds from our initial public offering of common stock, or IPO, in the third quarter of 2000. Although we expect interest income in 2001 to be more than interest income in 2000 as the proceeds from our IPO are invested over an entire year, quarterly interest income during 2001 is expected to decrease with the planned expenditures for operations and facilities and with the current trend of decreasing interest rates.

     Change in fair value of warrant. The noncash gain of $0.3 and $0.6 million for the three and six months ended June 30, 2000, respectively, relates to the decrease in the fair value of a warrant we issued to Dow in connection with the Dow Agreement. This warrant had a “put option” that could have required us to repurchase common stock issued to Dow upon exercise of the warrant. This “put option” expired upon the effective date of our IPO. Consequently, the warrant liability was reclassified to permanent equity and no subsequent gains or charges will be incurred.

Liquidity and Capital Resources

     From our inception through June 30, 2001, we funded our operations primarily through payments from our collaborative agreements, private sales of our equity securities, debt and warrant financing and our IPO.

     At June 30, 2001, we had cash and cash equivalents of $37.2 million and marketable securities of $29.4 million. Net cash used in operating activities of $7.7 million in the six months ended June 30, 2001 was principally due to $14.0 million paid to our suppliers and employees, partially offset by $2.6 million of research funding received under the Dow Agreement, $1.0 million from other agreements and interest from our investments of $2.6 million. We entered into an agreement with Biosite in January 2001 whereby we expect to pay $6.8 million during 2001 and 2002 for special materials in connection with our protein biochip project. We therefore expect expenses to increase as a result of these commitments. In the future, for us to achieve positive net cash flow from operating activities, we believe we must enter into new collaboration agreements and carefully manage the level of internally funded research and development activities.

     Net cash provided by investing activities of $5.6 million in the six months ended June 30, 2001 was principally due to $15.0 million of net proceeds from the purchase and sale of marketable securities, partially offset by $9.0 million for purchases of property, plant and equipment and $0.3 million for increases in intangible assets. Our total planned expenditures for property, plant and equipment during 2001 are approximately $14.0 million. We anticipate that our capital expenditures will increase in the future to meet the demands from any new collaboration agreements and research and development efforts. We expect to continue to use a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

     Net cash used in financing activities of $0.8 million in the six months ended June 30, 2001 was primarily the result of $0.9 million of net principal payments on long-term debt, partially offset by $0.1 million received from the exercise of stock options.

     In the future, our liquidity and capital resources will depend upon, among other things, the level of our research and development activities, clinical, regulatory and marketing expenses and funding from collaborations. We believe that our cash and cash equivalents and our marketable securities, together with revenues from our collaborations and other sources will be adequate to fund our anticipated cash and working capital requirements at least through December 31, 2002. During or after this period, if our capital resources are insufficient to meet our future capital requirements and expenses, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in dilution to our stockholders.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard No. 141, or SFAS No. 141, Business Combinations and Statement of Financial Accounting Standard No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangibles assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. We are required to adopt SFAS No. 142 on January 1, 2002. We expect that the adoption of these statements will not have a material effect on our financial position, results of operations and cash flows.

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

Factors That May Affect Our Business

     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this Report.

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

Risks Related To Our Business

     We have a history of losses and cannot predict when we will become profitable, if at all

     We have had net losses in each year since our inception in 1987. We sustained a net loss of $6.3 million in the six months ended June 30, 2001 and had an accumulated deficit of $101.3 million as of June 30, 2001. We have not yet entered into any new collaborations that could make up for the decrease in cash flow from the Dow Agreement. The research collaboration under the Dow Agreement will terminate August 31, 2001. We expect cash flow under the Dow Agreement to end on August 31, 2001. Currently, we continue to expect to significantly increase amounts to fund research and development and to enhance our core technologies. As a result, we expect that our operating expenses will increase significantly and we will need to generate significant additional revenues from collaborations and the commercialization of our products and technologies to achieve profitability. We expect to incur substantial losses for the foreseeable future. If we are unable to enter into new collaborations, control our operating expenses and successfully commercialize our products and technologies, we may never become profitable.

     We are at an early stage of development, and we may not be able to successfully develop and commercialize our products and technologies

     We are in an early stage of development as an operating company, and we are subject to all the risks inherent in the development of a business enterprise, including the need for substantial capital to support the development of our products and technologies. We have had limited revenue from contract research and development services and collaborations. We are still developing our three primary database programs, Human Protein Index, or HPITM, Molecular Anatomy and PathologyTM, or MAPTM, and Molecular Effects of DrugsTM, or MEDTM, that provide an integrated platform of technologies for commercial applications. We have marketed a limited number of our own technologies. We have not yet operated our ProGEx system on the large scale that we believe will be necessary to complete our HPI database and other proteomics projects. In addition, we are still in the process of integrating our proprietary protein databases with information on gene function. If we are unable to manufacture and operate our ProGEx system on a large scale or to integrate our protein databases with information on gene function, we may not be able to achieve our objectives in the field of proteomics.

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

     We may require additional capital

     In order for us to remain competitive so we can develop profitable and cash positive operations, we must generate revenue from our products under development and our technologies, including our ProGEx and GENEWARE systems. Changes in our business may occur that would consume available capital resources significantly sooner than we expect. In addition, the risks inherent in developing innovative products, such as a protein biochip or the NHL vaccine, make it difficult to forecast with certainty the capital required to commercialize our products. If our capital resources are insufficient to meet future capital requirements and expenses, we will have to raise additional funds. If we raise additional funds by issuing equity securities, our existing stockholders may be diluted. We may raise this capital through public or private financings or additional collaborations, strategic partnerships or licensing arrangements. While we cannot predict our need for additional capital in the future, the amount required may be substantial. If we are unable to raise sufficient additional capital, we will have to curtail or cease operations.

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

     We may not be able to enter into collaborations necessary to fully develop and commercialize our products and technologies, and we will be dependent on our collaborators if we do

     We intend to independently pursue some therapeutic product applications into the development stage. However, we expect to develop and commercialize most of our future products in collaboration with pharmaceutical, biotechnology, agricultural, chemical and other life sciences companies. Our success will depend in large part on our ability to enter into future collaborations with other companies for the research and development, pre-clinical and clinical testing and the regulatory approval and commercialization of our products. Our reliance upon these companies for these capabilities will reduce our control over such activities and could make us dependent upon them. To date, we have entered into only a limited number of collaborations. Generally, the scope of these collaborations has been to demonstrate the function of plant genes and the feasibility of using viral vectors to create proteins in plants and to identify marker proteins for drug development and diagnostics. Our existing agreements generally provide us with rights to participate financially in the commercial development of products resulting from the use of our technologies. We may be unable to obtain such rights in future collaborations. In addition, unforeseen delays or complications could arise and result in the breach of our contractual obligations with our collaborators and others, or render our technologies unable to perform at the quality and capacity levels required for success.

     Conflicts with our collaborators could harm our business

     Conflicts with our collaborators could have a negative impact on our relationships with them, including on our revenues derived from these relationships, and impair our ability to enter into future collaborations, either of which could adversely affect our business. Our collaborators could develop competing products, preclude us from entering into collaborations with their competitors or terminate their agreements with us prematurely. Moreover, disagreements could arise with our collaborators over rights to our intellectual property, our rights to share in any of the future revenues from products or technologies resulting from use of our technologies, our rights to payments for achievement of milestones or our performance of research and development activities on behalf of collaborators, or our activities in separate fields may conflict with other business plans of our collaborators.

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

     We may be unable to recruit and retain senior management and other key scientific personnel on whom we are dependent

     The loss of one or more of our senior management or other key scientific personnel could have a material adverse effect on our business and could inhibit our research and development and commercialization efforts. Although we have entered into employment agreements with some of our key personnel, these employment agreements are for a limited period of time and most of our key personnel are not subject to employment agreements. There is currently a shortage of skilled senior management in the biotechnology industry, which is likely to continue and intensify. In addition, we face competition for research scientists and technical staff from other companies, academic institutions, government entities, nonprofit laboratories and other organizations. Failure to recruit and retain senior management and scientific personnel on acceptable terms would prevent us from achieving our business objectives.

     Concentration of ownership among our existing executive officers, directors and principal stockholders enables them to collectively control all significant corporate decisions

     Our directors, our executive officers and entities affiliated with our directors and our executive officers beneficially own, in the aggregate, approximately 42% of our outstanding common stock as of June 30, 2001. These stockholders as a group will be able to elect our directors and officers, control our management and affairs and be able to control most matters requiring the approval of our stockholders, including any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership will also prevent a change of control of our Company at a premium price if these stockholders oppose it, and may discourage third parties from making a proposal to cause a change of control in the first instance.

     Our stockholder rights plan and provisions of our charter documents and Delaware law may inhibit a takeover, which could adversely affect our stock price

     We recently adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of May 4, 2001. Subject to certain specified exceptions and limitations under the rights plan, we will continue to issue one right for each share of common stock that becomes outstanding after May 4, 2001. Each right entitles the holder to purchase one unit consisting of one one-hundredth of a share of our Series A Junior Participating Preferred Stock for $45 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding shares of common stock, holders of the rights (other than the person or group causing their exercisability) will be able to purchase, in exchange for the $45 exercise price, shares of our common stock or of any company into which we are merged having a value of $90. In addition, the board of directors has the option, under certain circumstances, to exchange each right (other than rights held by the person or group triggering the board of directors’ option) for a share of common stock for no additional consideration on the part of the holder of the right. The rights expire on April 27, 2011. Our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) by causing substantial dilution of the stock ownership of a person or group attempting to acquire control of us. Our rights plan may have the effect of discouraging these attempts because a potential acquirer would have to negotiate with our board of directors to avoid suffering dilution.

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

Risks Related to Our Industry

     If companies in the pharmaceutical, biotechnology, agricultural, chemical and life sciences industries do not succeed or their demand for our products and technologies decreases, then our revenues could be reduced

     We expect to derive our revenues primarily from products and technologies provided to the pharmaceutical, biotechnology, agricultural, chemical and life sciences industries. Accordingly, our success will depend directly on the success of companies in these industries and their demand for our products and technologies. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by companies in those industries, or their unwillingness or inability to use our products and technologies. These reductions and delays may result from factors which are not within our control, such as:

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

     If competitive products are better than our products, then our business may fail

     The markets for protein development and production, including human and veterinary therapeutics and vaccines like the ones we are developing, are highly competitive. Virtually all of the genes in the human genome have been sequenced and have been substantially identified. We face significant competition in our protein product development and production efforts from entities using alternative, and in some cases higher volume and larger scale, approaches for the same purpose. Competitors with substantially greater resources are actively developing products similar to or competitive with our products and potential products. Our competitors may succeed in developing products or obtaining regulatory approval before we do or in developing products that are more effective than those we develop or propose to develop. A large number of universities and other not-for-profit institutions, many of which are funded by the U.S. and foreign governments, are also conducting research to discover genes and their functions. Any one or more of these entities may discover and establish a patent position in one or more of the genes or proteins that we wish to commercialize.

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

     We may not have access to sufficiently complete, accurate or defect-free data from outside sources, including genome sequence data which would increase our costs and could affect our product development efforts

     The efforts of the Human Genome Project and private companies to create a complete catalog of the human genome may not enable us to fully integrate that data with our proprietary protein databases. In addition, we obtain our data from other sources, including our academic collaborators and our sources of cell and tissue samples. This data could contain errors or other defects which could corrupt our databases or increase our costs by requiring us to use alternative methods or sources to obtain such data. In addition, these data sources may have acquired this information in a manner that violates various applicable legal requirements.

     We and our collaborators may not obtain FDA and other approvals for our products in a timely manner, or at all

     Drugs and diagnostic products are subject to an extensive and uncertain regulatory approval process by the FDA and comparable agencies in other countries. The regulation of new products is extensive, and the required process of laboratory testing and human studies is lengthy, expensive and uncertain. The burden of these regulations will fall on us to the extent we are developing proprietary products on our own. We may not be able to obtain the clearances and approvals necessary for the clinical testing, field-testing, manufacturing or marketing of our products. If the products are the result of a collaborative effort, these burdens may fall on our collaborators or we may share these burdens with them. We may not obtain FDA or other approvals for those products in a timely manner, or at all. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Even if we obtain FDA regulatory approvals, the FDA extensively regulates manufacturing, labeling, marketing, promotion and advertising after product approval. Further, once a manufacturer obtains regulatory approval, a marketed product and its manufacturer are subject to continual review, and discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. In some countries, regulatory agencies also set or approve the sale prices for drug products. Additionally, several of our product development areas may involve relatively new technology that has not been the subject of extensive product testing in humans. The regulatory requirements governing these products and related clinical procedures remain uncertain and the products themselves may be subject to substantial review by the FDA and foreign governmental regulatory authorities that could prevent or delay approval. Regulatory requirements ultimately imposed on our products could limit our ability to test, manufacture and commercialize our products.

     If new rules issued by the USDA adversely affect us and our collaborators’ ability to commercialize genetically modified products, then our ability to sell certain products and technologies will be severely impaired

     We must comply with USDA regulations for outdoor releases of genetically engineered organisms as well as other products designed for use on or with agricultural products. Recently, the USDA released new regulations that prohibit the inclusion of genetically modified ingredients in products labeled as organic. The USDA regulations also prohibit the use of genetically modified fibers in clothing labeled as organic. These new regulations ultimately could make any products that may be developed with our collaborators, including Dow, unattractive to or too expensive for consumers, or could cause the government to prohibit their sale or use. In addition, the USDA prohibits growing and transporting genetically modified plants except pursuant to an exemption or under special permits. We may use genetically modified plants as screening or production hosts. Changes in USDA policy regarding the movement or field release of genetically modified plant hosts could adversely affect our business by increasing the cost of our products and technologies or decreasing consumer demand for those products and technologies or causing the government to prohibit their sale or use.

     Future legal and regulatory requirements may limit or discourage the use of certain genetically engineered organisms and products, which could reduce our revenues

     The FDA currently applies the same regulatory standards to foods developed through genetic engineering as it applies to foods developed through traditional plant breeding. However, genetically engineered food products will be subject to pre-market review if these products raise safety questions or if the FDA considers these products to be food additives. Our products and the products of our collaborators that contain genes that we identify or determine to have a particular function may be subject to lengthy FDA reviews and unfavorable FDA determinations if the FDA considers them to be food additives or if the FDA changes its policy. Also, we believe the FDA’s policy is that it will not require that genetically engineered agricultural products be labeled as such, provided that these products are as safe and have the same nutritional characteristics as conventionally developed products. The FDA may reconsider or change its labeling policies, or local or state authorities may enact labeling requirements. Any such labeling requirements could reduce the demand for genetically engineered products. In those products where production must be performed outdoors, the USDA prohibits manufacturers from growing and transporting genetically engineered plants except pursuant to an exemption or a permit under strict controls. If our future products are not exempted or covered by permits by the USDA, it may be impossible to sell such products.

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

     Healthcare reform and restrictions on reimbursements may limit the financial returns from our products

     Our ability and that of our collaborators to commercialize therapeutics and diagnostic products may depend in part on the extent to which government health administration authorities, private health insurers and other organizations will pay the cost of these products. These third parties are increasingly challenging both the need for and the price of new medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved therapeutics and diagnostics, and adequate third party reimbursement may not be available for any product to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and product development.

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

     Patent infringement or enforcement litigation or interference proceedings could be costly and disrupt our business and may prevent us from commercializing our products

     The technology that we use to develop our products and key resources, and those that we incorporate in our products and technologies, may be subject to claims by third parties, including our collaborators, that they infringe the patents or proprietary rights of others. Technologies of our collaborators may also be subject to infringement or similar claims which could impair our collaborative product development and commercialization efforts. We also may need to enforce our patent rights in actions against others, which could be expensive. The risk of such events occurring will tend to increase as the fields of proteomics, genomics and the biotechnology industry expand, more patents are issued and other companies attempt to discover genes and proteins and engage in other proteomics, genomics and biotechnology-related businesses. With respect to identifying proteins uniquely associated with disease states or as targets for drug therapy, we are aware that companies have published patent applications relating to nucleic acids encoding specific proteins. If the U.S. Patent and Trademark Office issues patents to these companies, their patents may limit our ability and the ability of our collaborators to practice under any patents that may be issued to us. Also, even if the U.S. Patent and Trademark office issues us a patent, the scope of coverage or protection afforded to the patent may be limited.

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

     The effective date of our Registration Statement on Form S-1, as amended (Registration No. 333-34198) was August 9, 2000. The estimated use of proceeds from our IPO for working capital set forth below includes operating expenses for research and development and for general and administrative activities. Provided below is a reasonable estimate of the amount of our net offering proceeds used in each of the following categories, through June 30, 2001:

Construction of plant, building and facilities	$6,927,000

Purchase and installation of machinery and equipment	4,872,000

Purchases of real estate	—

Acquisition of other businesses	—

Repayment of indebtedness	2,757,000

Capitalized patent costs	859,000

Working capital	9,272,000

Temporary investments	64,069,000

     There are no other uses of net offering proceeds over $100,000. Moreover, none of the net offering proceeds were paid directly or indirectly to directors, officers, or their associates, persons owning 10% or more of any class of our equity securities, or our affiliates.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our 2001 Annual Meeting of Stockholders on May 18, 2001. At the meeting, our stockholders elected to our board of directors each of the twelve (12) nominees, and ratified the board of directors’ appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2001. The results of the voting on these matters is set forth below:

(1)	Election of Directors:

Director	Votes For	Votes Withheld

Robert L. Erwin	18,385,151	1,483,122

N. Leigh Anderson, Ph.D.	19,739,716	128,557

Norman G. Anderson, Ph.D.	19,716,814	151,459

Marvyn Carton	19,733,214	135,059

Bernard I. Grosser, M.D.	19,702,155	166,118

Charles A. Hayes	19,716,455	151,818

Sol Levine	19,724,614	143,659

John W. Maki	19,732,973	135,300

John J. O’Malley	19,732,773	135,500

Kevin J. Ryan	19,733,673	134,600

James P. TenBroek	19,734,513	133,760

Jacobo Zaidenweber, M.D.	19,694,056	174,217

There were no abstentions, votes against, or broker nonvotes with respect to this proposal.

(2)	Ratification of the appointment of Deloitte & Touche LLP as our independent auditors:

Votes For	Votes Against	Abstentions

19,577,317	28,800	262,156

There were no votes withheld, or broker nonvotes with respect to this proposal.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

None.

(b)	Reports on Form 8-K:

     On May 4, 2001, the Company filed a Current Report on Form 8-K dated April 27, 2001 to report under Item 5: Other Information the adoption of our stockholder rights plan.

     On June 8, 2001 the Company filed a Current Report on Form 8-K dated May 21, 2001 to report under Item 5: Other Information the adoption of a plan for selling shares of the Company’s common stock by a principal stockholder, Technology Directors II, LLC, which plan is intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Large Scale Biology Corporation

Dated: August 14, 2001	By:

/s/ William M. Pfann

William M. Pfann

Senior Vice President, Finance and Chief Financial Officer