Form 10-Q
period 2001-09-30
LARGE SCALE BIOLOGY CORP
filed 2001-11-13
CIK 1108951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 000-31275

LARGE SCALE BIOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0154648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Vaca Valley Parkway, Suite 1000, Vacaville, CA 95688
(Address of principal executive offices and zip code)

(707) 446-5501
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

          The number of shares outstanding of registrant’s common stock, as of October 31, 2001:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock $0.001 par value	24,582,489

LARGE SCALE BIOLOGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

LARGE SCALE BIOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 27,002,000	$ 40,030,000
Marketable securities	31,145,000	44,971,000
Prepaid expenses and other current assets	4,796,000	1,923,000

Total current assets	62,943,000	86,924,000
Property, plant, and equipment, net	19,138,000	13,270,000
Intangible assets, net	4,323,000	5,015,000
Other assets	863,000	1,734,000

	$ 87,267,000	$106,943,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 3,237,000	$ 4,534,000
Accrued expenses	1,299,000	803,000
Current portion of long-term debt	285,000	2,048,000
Deferred revenue and customer advances	588,000	8,686,000

Total current liabilities	5,409,000	16,071,000
Long-term debt	321,000	423,000
Long-term deferred revenue	297,000	657,000

Total liabilities	6,027,000	17,151,000
Stockholders’ equity:
Common stock, issued and outstanding:
September 30, 2001—24,582,489 shares; December 31, 2000—24,446,325 shares	190,647,000	190,097,000
Stockholders’ notes receivable	(50,000)	(65,000)
Deferred compensation	(3,255,000)	(5,208,000)
Accumulated deficit	(106,102,000)	(95,032,000)

Total stockholders’ equity	81,240,000	89,792,000

	$ 87,267,000	$106,943,000

See accompanying notes to condensed consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues	$ 5,129,000	$ 6,338,000	$17,053,000	$17,572,000

Costs and expenses:
Development agreements	681,000	2,561,000	3,216,000	6,405,000
Research and development	5,794,000	3,913,000	16,376,000	11,648,000
General, administrative and marketing	3,781,000	2,235,000	10,266,000	5,432,000
Stock compensation bonus	—	7,268,000	—	7,268,000
Amortization of goodwill and purchased intangibles	325,000	325,000	975,000	872,000

Total costs and expenses	10,581,000	16,302,000	30,833,000	31,625,000

Loss from operations	(5,452,000)	(9,964,000)	(13,780,000)	(14,053,000)

Other income (expense):
Interest income	660,000	757,000	2,793,000	1,101,000
Interest expense	(9,000)	(91,000)	(83,000)	(276,000)
Change in fair value of warrant	—	(1,365,000)	—	(811,000)

Total other income (expense)	651,000	(699,000)	2,710,000	14,000

Net loss	$ (4,801,000)	$(10,663,000)	$(11,070,000)	$(14,039,000)

Net loss per share—basic and diluted	$ (0.20)	$ (0.60)	$ (0.45)	$ (1.15)

Weighted average shares outstanding— basic and diluted	24,573,282	17,749,193	24,536,891	12,186,960

See accompanying notes to condensed consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(11,070,000)	$(14,039,000)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property, plant and equipment	2,968,000	2,539,000
Amortization of intangible assets	1,138,000	1,097,000
Accrued interest and amortized discount on marketable securities	568,000	(136,000)
Issuance of common stock for services	7,000	—
Stock compensation expense	1,953,000	9,216,000
Change in fair value of warrant	—	811,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,873,000)	(1,805,000)
Other assets	348,000	(480,000)
Accounts payable	1,201,000	(93,000)
Accrued expenses	885,000	(18,000)
Deferred revenue and customer advances	(8,458,000)	(7,060,000)

Net cash used in operating activities	(13,333,000)	(9,968,000)

Cash flows from investing activities:
Purchase of marketable securities	(49,955,000)	(37,861,000)
Proceeds from matured marketable securities	63,213,000	11,053,000
Capital expenditures	(11,334,000)	(2,152,000)
Increase in intangible assets	(446,000)	(1,151,000)

Net cash provided by (used in) investing activities	1,478,000	(30,111,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	154,000	90,227,000
Proceeds from issuance of long-term debt	—	745,000
Proceeds from stock note payments	15,000	8,000
Change in restricted cash	523,000	408,000
Principal payments on long-term debt	(1,865,000)	(1,609,000)

Net cash provided by (used in) financing activities	(1,173,000)	89,779,000

Net increase (decrease) in cash and cash equivalents	(13,028,000)	49,700,000
Cash and cash equivalents at beginning of period	40,030,000	6,975,000

Cash and cash equivalents at end of period	$27,002,000	$56,675,000

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

          Basis of Presentation—The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. The interim financial information is not necessarily an indication of the results that may be expected for the entire year.

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

          Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period. Actual results could differ from those estimates.

          Revenue Recognition—Revenues are derived from development agreements consisting of research funding, technology access fees, milestone payments and government grants. Research funding revenue is recognized as services are performed and expenses are incurred. The Company’s development agreements generally provide for continued access by its partners to technologies developed under such agreements over the life of the development agreement. As a result, technology access fees and milestone payments received are deferred because their receipt does not represent the culmination of the earnings process. Revenue from technology access fees is recognized on a straight-line basis over the life of the development agreement. Revenue related to milestone payments is recognized on a straight-line basis from the date of completion of the specified milestone over the remaining life of the development agreement. The life of a development agreement is based on the terms of the agreement and does not include renewal periods, unless renewal is assured. Grant revenue is recognized as expenses are incurred and billed, except that revenue received for equipment purchases is deferred and recognized as revenue over the life of the related equipment.

          Net Loss Per Share—Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and any dilutive potential common shares that were outstanding during the period. The weighted average numbers of shares for potentially dilutive securities are 327,689 and 7,938,471 for the three months ended September 30, 2001 and 2000, respectively, and 523,972 and 11,168,632 for the nine months ended September 30, 2001 and 2000, respectively, and are composed of incremental common shares issuable upon the exercise of stock options and warrants, and, during 2000, common shares issuable on conversion of convertible preferred stock. These shares were excluded from diluted loss per share because of their anti-dilutive effect. Therefore, diluted net loss per share is the same as basic net loss per share.

2.    Dow Agreement and Related Warrant

          The Company entered into a Collaboration and License Agreement (the “Dow Agreement”) with The Dow Chemical Company and its subsidiary Dow AgroSciences LLC (collectively “Dow”) in September 1998. The research collaboration under the Dow Agreement terminated on August 31, 2001. The Dow Agreement provided funding for sponsored genomics research, technology access fees and payments for the achievement of certain research milestones. The Company is entitled to all funding received regardless of the results of the research. Accordingly, no obligation to repay or repurchase technology has been recorded. The Dow Agreement also provides for royalty payments from Dow if and when Dow sells products that result from the research collaboration. Revenues from Dow represented 90% and 89% of total revenues during the three months ended September 30, 2001 and 2000, respectively, and 89% and 87% of total revenues during the nine months ended September 30, 2001 and 2000, respectively. During 1998, the Company received a cash payment of $10,000,000 from Dow in exchange for access to the Company’s technologies and a warrant granted to Dow to purchase 1,848,091 shares of the Company’s common stock subject to certain vesting provisions. The Company allocated $1,392,000 of that payment to the warrant and $8,608,000 to deferred revenue based on the estimated fair market value of the warrant. The access fees were amortized to revenue over the three-year term of the research collaboration under the Dow Agreement, and each research milestone payment was amortized over the remaining term of the research collaboration under the Dow Agreement from the date each milestone was achieved. As of September 30, 2001, other current assets included $3,395,000 owed to the Company by Dow which was paid in October 2001. The Company purchased from Dow certain intellectual property rights and other rights accruing to Dow under the research collaboration for $2,150,000 in October 2001.

3.    Stockholders’ Equity

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

4.    Collaboration with Biosite Diagnostics Incorporated

          In January 2001, the Company entered into a collaboration with Biosite Diagnostics Incorporated (Biosite) to generate the antibody and protein target components required to produce the first generation of commercial protein biochips. In response to a lawsuit between Biosite and a third party over the use of certain technologies, the Company suspended work under this collaboration in September 2001, pending further evaluation by the Company of the issues raised in that lawsuit. The Company is not a party to that lawsuit and still plans to pursue a commercial biochip business, using alternative technology, if necessary.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this report and the 2000 audited consolidated financial statements and the accompanying notes included in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties, including statements regarding management’s expectations concerning future revenues and expense levels, capital expenditures and interest income, and other expectations regarding future operating results. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed under the heading “Factors That May Affect Our Business” below.

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

          In September 1998, we entered into a research collaboration and license agreement, or the Dow Agreement, with The Dow Chemical Company and its subsidiary Dow AgroSciences LLC, or collectively, Dow. Under the Dow Agreement, we received funding for sponsored genomics research, technology access fees and payments when we reached specific research milestones. We are entitled to royalties if and when Dow sells products that result from this collaboration. Revenues from the Dow Agreement represented 90% and 89% of our revenues during the three months ended September 30, 2001 and 2000, respectively, and 89% and 87% of our revenues during the nine months ended September 30, 2001 and 2000, respectively.

          On August 31, 2001, our research collaboration with Dow concluded. Consequently, we expect no future revenues relating to the research collaboration. We purchased from Dow certain intellectual property rights and other rights accruing to Dow under the research collaboration for $2,150,000 in October 2001. While we are eligible to receive royalty payments from Dow in the future under the Dow Agreement, we do not expect to receive revenues from Dow in the foreseeable future. We have reallocated research personnel who were working on the Dow research collaboration to internally funded projects. Therefore, we do not expect our research and development expenses to decrease significantly as a result of the expiration of the research collaboration, except for direct costs of materials. Dow’s rights to the use of our proprietary GENEWARE® technology in agricultural applications are now non-exclusive. Consequently, we are free to pursue business arrangements in this field on an unrestricted basis. Until we enter into new collaboration agreements, future revenues and operating margins will be significantly lower than those we have reported for prior periods.

          As a result of our investment in our technologies, we have incurred significant losses in each year since our inception in 1987. As of September 30, 2001, we had an accumulated deficit of $106.1 million. We expect additional losses as we expand our research and development efforts, make investments in strategic collaborations and enhance our technologies.

          In January 2001, we entered into a collaboration with Biosite Diagnostics Incorporated, or Biosite, to generate the antibody and protein target components required to produce the first generation of commercial protein biochips. In response to a lawsuit between Biosite and a third party over the use of certain technologies, we suspended work under this collaboration in September 2001, pending further evaluation by us of the issues raised in that lawsuit. We are not a party to that lawsuit and still plan to pursue a commercial biochip business, using alternative technology, if necessary.

          The Company announced on September 14, 2001 the possible repurchase of up to 1 million shares of its common stock for cash in open market, negotiated or block transactions from time to time at market prices and as market conditions warrant. This was a limited share repurchase plan authorized solely in connection with the resumption of trading following September 11. No shares were purchased under this plan which has subsequently expired.

          Our Phase I clinical trial of the GENEWARE produced non-Hodgkin’s lymphoma vaccines has completed enrollment and we are now awaiting completion of the study. In our search for proteins linked to various diseases, we have entered into new research collaborations to expand our Molecular Anatomy and Pathology database, a portfolio of disease-associated human proteins that may be useful as drug targets and/or diagnostic markers. We believe our investments in these and other projects will enhance the value of our technologies and our future revenue opportunities, but will result in continuing losses through at least 2003.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2001 and 2000

          Revenues.    Revenues for the three months ended September 30, 2001 were $5.1 million, a decrease of $1.2 million, or 19%, from the three months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 were $17.1 million, a decrease of $0.5 million, or 3%, from the nine months ended September 30, 2000. For the three and nine months, revenues earned under the Dow Agreement were $4.6 and $15.1 million during 2001 and $5.6 and $15.3 million during 2000, respectively. Increases in revenues of $0.9 million for the three months and $3.3 million for the nine months from the amortization of milestone payments were offset by decreases in revenues of $1.9 million for the three months and $3.5 million for the nine months from Dow research and development. The research collaboration under the Dow Agreement terminated on August 31, 2001. Therefore, revenues from the Dow Agreement in 2001 will be less than in 2000. We expect revenues for the fourth quarter of 2001 and beyond to decrease significantly until we are able to secure new collaboration agreements that generate substantial revenues.

          Development agreement expenses.    Development agreement expenses for the three and nine months ended September 30, 2001 were $0.7 and $3.2 million, a decrease of $1.9 and $3.2 million, or 73% and 50%, respectively, from the corresponding 2000 periods. These decreases are attributable to a reduced level of research activity under the Dow Agreement. Research activities under the Dow Agreement accounted for $0.4 million for the three months and $2.4 million for the nine months during 2001, and $2.2 million for the three months and $5.3 million for the nine months during 2000. We expect that development agreement expenses will continue to decrease until we establish significant new collaborations.

          Research and development expenses.    Research and development expenses for the three and nine months ended September 30, 2001 were $5.8 and $16.4 million, an increase of $1.9 and $4.7 million, or 48% and 41%, respectively, over the corresponding 2000 periods. For the three and nine months, respectively, these increases are primarily the result of $0.7 and $1.8 million used for expanded operations and new personnel at Proteomics and $0.3 and $1.0 million for new personnel and wage rate increases at our Vacaville and Owensboro facilities. The remainder of these increases is largely the result of the reassignment of research personnel who were working on the Dow Research collaboration to internally funded projects.

          We expect that this reassignment of research personnel will increase unreimbursed research and development expenses for the fourth quarter of 2001, and increase quarterly research and development expenses for 2002 in comparison to 2001. However, because of cost control measures that we have recently implemented, including a freeze on new hires, we expect that unreimbursed research and development expenses will increase at a more moderate rate than in the past from the fourth quarter of 2001 throughout 2002. We expect to reevaluate our resource allocation plans when new collaborations or other contracts are signed.

          General, administrative and marketing expenses.    General, administrative and marketing expenses for the three and nine months ended September 30, 2001 were $3.8 and $10.3 million, an increase of $1.5 and $4.8 million, or 69% and 89%, respectively, over the corresponding 2000 periods. For the three and nine months, respectively, these increases are primarily the result of $0.5 and $1.6 million of salaries for new business development, finance and legal personnel and wage rate increases in Vacaville, $0.5 and $0.6 million of increased spending on developing our patent portfolio, $0.2 and $1.1 million of increased costs associated with our operating as a public company and $0.1 and $0.9 million of increased spending for expanded operations and new administrative personnel at Proteomics. We expect general, administrative and marketing expenses to be significantly higher for the fourth quarter of 2001 as compared to the corresponding quarter of 2000. However, because of cost control measures that we have recently implemented, including a freeze on new hires, we expect that quarterly general, administrative and marketing expenses will increase at a more moderate rate than in the past from the fourth quarter of 2001 throughout 2002.

          Stock compensation bonus.    The stock compensation bonus of $7.3 million for 2000 was a noncash charge incurred for stock options that we issued to certain key officers and employees in December 1999 which vested upon the completion of our IPO.

          Amortization of goodwill and purchased intangibles.    The amortization of goodwill and purchased intangibles of $0.3 million for each of the three months ended September 30, 2001 and 2000 and $1.0 and $0.9 million for the nine months ended September 30, 2001 and 2000, respectively, relate to our purchase of Proteomics. We expect amortization charges for goodwill and purchased intangibles to be approximately $0.3 million for the fourth quarter of 2001.

          Interest income (expense).    Interest income decreased to $0.7 million for the three months ended September 30, 2001, from $0.8 million for the corresponding 2000 period, primarily due to lower interest rates. Interest income increased to $2.8 million for the nine months ended September 30, 2001, from $1.1 million for the corresponding 2000 period, due to the investment of the proceeds from our initial public offering of common stock, or IPO, in the third quarter of 2000. We expect interest income in 2001 to be more than interest income in 2000 as the proceeds from our IPO are invested over an entire year. However, we anticipate that quarterly interest income for the fourth quarter of 2001 and during 2002 will decrease from each preceding quarter due to planned expenditures and the current trend of decreasing interest rates.

          Change in fair value of warrant.    The noncash charge of $1.4 and $0.8 million for the three and nine months ended September 30, 2000, respectively, relates to the increase in the fair value of a warrant we issued to Dow in connection with the Dow Agreement. This warrant had a “put option” that would have required us to repurchase common stock issued to Dow upon exercise of the warrant. This “put option” expired upon the effective date of our IPO. Consequently, the warrant liability was reclassified to permanent equity and no subsequent gains or charges will be incurred.

Liquidity and Capital Resources

          From our inception through September 30, 2001, we funded our operations primarily through payments from our collaborative agreements, private sales of our equity securities, debt and warrant financing and our IPO.

          At September 30, 2001, we had cash and cash equivalents of $27.0 million and marketable securities of $31.1 million. Net cash used in operating activities of $13.3 million in the nine months ended September 30,

2001 was principally due to $21.9 million paid to our suppliers and employees, partially offset by $3.3 million of research funding received under the Dow Agreement, $3.3 million from interest from our investments and $2.0 million from other agreements. In the future, for us to achieve positive net cash flow from operating activities, we believe we must enter into new revenue generating collaboration agreements and carefully manage the level of internally funded research and development activities.

          Net cash provided by investing activities of $1.5 million in the nine months ended September 30, 2001 was principally due to $13.3 million of net proceeds from the purchase and sale of marketable securities, partially offset by $11.3 million for purchases of property, plant and equipment and $0.4 million for increases in intangible assets. Our total planned expenditures for property, plant and equipment during 2001 are approximately $13.2 million. We anticipate that capital expenditures will be substantially less in 2002 than in 2001. However, we may require additional capital expenditures upon signing new collaborations or other contracts. We will continue to consider using a portion of our cash to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

          Net cash used in financing activities of $1.2 million in the nine months ended September 30, 2001 was primarily the result of $1.3 million of net principal payments on long-term debt, partially offset by $0.2 million received from the exercise of stock options.

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

Recently Issued Accounting Standards

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, or SFAS No. 141, Business Combinations and Statement of Financial Accounting Standard No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. We are required to adopt SFAS No. 142 on January 1, 2002. We expect that the adoption of these statements will not have a material effect on our financial position, results of operations and cash flows.

          In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We are required to adopt SFAS No. 144 on January 1, 2002. We have not yet evaluated the effects of the adoption of this statement on our financial position, results of operations and cash flows.

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

Risks Related To Our Business

We have a history of losses and cannot predict when we will become profitable, if at all

          We have had net losses in each year since our inception in 1987. We sustained a net loss of $11.1 million in the nine months ended September 30, 2001 and had an accumulated deficit of $106.1 million as of September 30, 2001. The research collaboration under the Dow Agreement terminated on August 31, 2001 and we expect no additional revenues under the Dow Agreement for several years. We have not yet entered into any new collaborations that could make up for the decrease in cash flow resulting from the termination of the Dow collaboration. We expect to continue to spend significant amounts to develop products, fund research and development, and to enhance our core technologies. As a result we will need to generate significant additional revenues from collaborations and the commercialization of our products and technologies to achieve profitability. We expect to incur substantial losses in the foreseeable future. If we are unable to enter into new collaborations, control our operating expenses and successfully commercialize our products and technologies, we may never become profitable.

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

          Our anticipated products, including a novel vaccine for the treatment of non-Hodgkin’s lymphoma, or NHL, and our initiative to be a protein and antibody content provider for biochips, most likely will require that we enter into new collaborations before we can manufacture and market them. Vaccines are also subject to the governmental regulatory process. Because we are in new and developing fields, and our research focuses on new and unproven technologies, our therapeutic vaccines, drugs and proteins that we develop may not be effective in humans, or may not meet regulatory requirements for safety and efficacy. In addition, even if we successfully develop a product, there may not be a substantial commercial market for that product.

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

We may require additional capital

          In order for us to remain competitive so we can develop profitable and cash-positive operations, we must generate revenue from our products under development and our technologies, including our ProGEx and GENEWARE systems. Changes in our business may occur that would consume available capital resources significantly sooner than we expect. In addition, the risks inherent in developing innovative products, such as a protein biochip or the NHL vaccine, make it difficult to forecast with certainty the capital required to commercialize our products. If our capital resources are insufficient to meet future capital requirements and expenses, we will have to raise additional funds. If we raise additional funds by issuing equity securities, our existing stockholders may be diluted. We may raise this capital through public or private financings or additional collaborations, strategic partnerships or licensing arrangements. While we cannot predict our need for additional capital in the future, the amount required may be substantial. If we are unable to raise sufficient additional capital, we will have to curtail or cease operations.

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

Conflicts with our collaborators or licensees could harm our business

          Conflicts with our collaborators could have a negative impact on our relationships with them, including on our revenues to be derived from certain of these relationships, and impair our ability to enter into future collaborations, either of which could adversely affect our business. Collaborators could develop competing products, preclude us from entering into collaborations with their competitors or terminate their agreements with us prematurely. Moreover, disagreements could arise with collaborators or licensees over rights to our intellectual property, our rights to share in any of the future revenues from products or technologies resulting from use of our technologies, our rights to payments for achievement of milestones or our performance of research and development activities on behalf of collaborators, or our activities in separate fields may conflict with other business plans of our collaborators or licensees.

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

We may not be able to successfully manufacture products in commercial quantities or at acceptable costs

          We have only produced proteins on a small, test scale. The failure of our technologies to provide safe, effective, useful or commercially viable approaches to the discovery and development of drug targets and proteins which can be used as therapeutics would significantly limit our business plan and future growth.

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

Concentration of ownership among our existing executive officers, directors and principal stockholders enables them to collectively control all significant corporate decisions

          Our directors, our executive officers and entities affiliated with our directors and our executive officers beneficially own, in the aggregate, approximately 43% of our outstanding common stock as of September 30, 2001. These stockholders as a group will most likely be able to elect our directors and officers, control our management and affairs and be able to control most matters requiring the approval of our stockholders, including any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership will also prevent a change of control of our Company at a premium price if these stockholders oppose it, and may discourage third parties from making a proposal to cause a change of control in the first instance.

Our stockholder rights plan and provisions of our charter documents and Delaware law may inhibit a takeover, which could adversely affect our stock price

          We have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of May 4, 2001. Subject to certain specified exceptions and limitations under the rights plan, we will continue to issue one right for each share of common stock that becomes outstanding after May 4, 2001. Each right entitles the holder to purchase one unit consisting of one one-hundredth of a share of our Series A Junior Participating Preferred Stock for $45 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding shares of common stock, holders of the rights (other than the person or group causing their exercisability) will be able to purchase, in exchange for the $45 exercise price, shares of our common stock or of any company into which we are merged having a value of $90. In addition, the board of directors has the option, under certain circumstances, to exchange each right (other than rights held by the person or group triggering the board of directors’ option) for a share of common stock for no additional consideration on the part of the holder of the right. The rights expire on April 27, 2011. Our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) by causing substantial dilution of the stock ownership of a person or group attempting to acquire control of us. Our rights plan may have the effect of discouraging these attempts because a potential acquirer would have to negotiate with our board of directors to avoid suffering dilution.

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

Risks Related to Our Industry

If companies in the pharmaceutical, biotechnology, agricultural, chemical and life sciences industries do not succeed or their demand for our products and technologies decreases, then our revenues could be reduced

          We expect to derive our revenues primarily from products and technologies provided to the pharmaceutical, biotechnology, agricultural, chemical and life sciences industries. Accordingly, our success will depend directly on the success of companies in these industries and their demand for our products, services and technologies. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by companies in those industries, or their unwillingness or inability to use our products and technologies. These reductions and delays may result from factors which are not within our control, such as:

•	changes in economic conditions generally

•	the extent to which companies in these industries conduct research and development involving proteomics and functional genomics in-house or through industry consortia;

•	the extent to which genomic information is or is not made publicly available;

•	consolidation within one or more of these industries;

•	changes in the regulatory environment affecting these industries;

•	pricing pressures

•	market-driven pressures on companies to consolidate and reduce costs; and/or

•	other factors affecting research and development spending in these industries.

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

We may not have access to sufficiently complete, accurate or defect-free data from outside sources, including genome sequence data, which would increase our costs and could affect our product development efforts

          The efforts of the Human Genome Project and private companies to create a complete catalog of the human genome may not enable us to fully integrate that data with our proprietary protein databases. In addition, we obtain our data from other sources, including our academic collaborators and our sources of cell and tissue samples. This data could contain errors or other defects which could corrupt our databases or increase our costs by requiring us to use alternative methods or sources to obtain such data. In addition, these data sources may have acquired this information in a manner that violates various applicable legal requirements.

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

If new rules issued by the USDA adversely affect us or our collaborators’ ability to commercialize genetically modified products, then our ability to sell certain products and technologies will be severely impaired

          We must comply with USDA regulations for outdoor releases of genetically engineered organisms as well as other products designed for use on or with agricultural products. The USDA has released regulations that prohibit the inclusion of genetically modified ingredients in products labeled as organic. The USDA regulations also prohibit the use of genetically modified fibers in clothing labeled as organic. These new regulations ultimately could make any products that may be developed with our collaborators, including Dow, unattractive to or too expensive for consumers, or could cause the government to prohibit their sale or use. In addition, the USDA prohibits growing and transporting genetically modified plants except pursuant to an exemption or under special permits. We may use genetically modified plants as screening or production hosts. Changes in USDA policy regarding the movement or field release of genetically modified plant hosts could adversely affect our business by increasing the cost of our products and technologies or decreasing consumer demand for those products and technologies or causing the government to prohibit their sale or use.

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

          Throughout the world there are numerous issued patents, as well as published foreign patent applications which may issue as patents, many of which relate to our current operations, our anticipated future operations and the products we are likely to develop. The scope of these patents is a matter of legal interpretation and is subject to uncertainty. We have not obtained, but we may in the future obtain, opinions from our patent counsel that we have freedom to conduct our commercial activities free of claims of patent infringement from third parties. For example, we are aware of one company, Enzon, Inc., that through its subsidiary, SCA Ventures, Inc., owns or has licensed a broad portfolio of patents to single-chain antigen binding proteins. Enzon, in a letter mailed to numerous companies including us, has stated that it would like to discuss providing a license under these patents. In addition, Dow owns or controls certain patent rights in the field of viral vectors covering the infection of plant cells and the expression of foreign genes in plant cells, and has informed us that it believes that some of our plant viral activities may fall within the scope of its patents. Two patents issued to us in October, 2001, reference the Dow-controlled patents and conclude that they do not constitute prior art. If we are unable to resolve this matter, and are found to have infringed upon Dow’s rights, our product development and research activities related to plant viruses which fall within the scope of Dow’s patents may be delayed or terminated. These kinds of disagreements could result in costly and time-consuming litigation and divert our financial and managerial resources.

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

PART II—OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

          The effective date of our Registration Statement on Form S-1, as amended (Registration No. 333-34198) was August 9, 2000. The estimated use of proceeds from our IPO for working capital set forth below includes operating expenses for research and development and for general and administrative activities. Provided below is a reasonable estimate of the amount of our net offering proceeds used in each of the following categories, through September 30, 2001:

Construction of plant, building and facilities	$ 8,877,000
Purchase and installation of machinery and equipment	5,231,000
Purchases of real estate	—
Acquisition of other businesses	—
Repayment of indebtedness	3,368,000
Capitalized patent costs	987,000
Working capital	14,832,000
Temporary investments	55,461,000

          There are no other uses of net offering proceeds over $100,000. Moreover, none of the net offering proceeds were paid directly or indirectly to directors, officers, or their associates, persons owning 10% or more of any class of our equity securities, or our affiliates.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  List of Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Bylaws, as amended on July 20, 2001

          (b)  Reports on Form 8-K:

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La	rge Scale Biology Corporation

/s/ MICHAEL D. CENTRON
By	:
Michael D. Centron
Treasurer and Vice President

Da	ted: November 13, 2001

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Bylaws, as amended on July 20, 2001