Form 10-Q
period 2002-03-31
LARGE SCALE BIOLOGY CORP
filed 2002-05-15
CIK 1108951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of registrant’s common stock, as of May 8, 2002:

Class	Number of Shares Outstanding
Common Stock $0.001 par value	24,949,144

Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate” or “continue” and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contain many such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, under the heading Factors That May Affect Our Business, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

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

Large Scale Biology Corporation, LSBC, our logo, GENEWARE, PLURIGEN, ProGEx and other product names are trademarks of or registered trademarks of Large Scale Biology Corporation in the United States and/or other countries. References in this report to “the Company,” “our,” “we” and “us” refer collectively to Large Scale Biology Corporation, a Delaware corporation, and its predecessors and subsidiaries.

i

LARGE SCALE BIOLOGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

ii

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

LARGE SCALE BIOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$16,350,000	$24,055,000
Marketable securities	24,811,000	24,724,000
Prepaid expenses and other current assets	1,619,000	1,662,000

Total current assets	42,780,000	50,441,000
Property, plant, and equipment, net	18,059,000	18,882,000
Intangible assets, net	4,055,000	4,207,000
Other assets	3,189,000	3,382,000

	$68,083,000	$76,912,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,104,000	$1,816,000
Accrued expenses	927,000	1,105,000
Current portion of long-term debt	103,000	107,000
Deferred revenue and customer advances	350,000	278,000

Total current liabilities	3,484,000	3,306,000
Long-term debt	241,000	249,000
Long-term deferred revenue and customer advances	169,000	320,000

Total liabilities	3,894,000	3,875,000

Stockholders’ equity:
Common stock, issued and outstanding:
March 31, 2002—24,954,300 shares;
December 31, 2001—24,892,989 shares	191,930,000	191,901,000
Stockholders’ notes receivable	(47,000)	(50,000)
Deferred compensation	(2,427,000)	(3,093,000)
Accumulated deficit	(125,267,000)	(115,721,000)

Total stockholders’ equity	64,189,000	73,037,000

	$68,083,000	$76,912,000

See accompanying notes to condensed consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2002	2001
Revenues	$425,000	$5,981,000

Costs and expenses:
Development agreements	127,000	1,435,000
Research and development	6,325,000	4,808,000
General, administrative and marketing	3,588,000	3,003,000
Amortization	156,000	325,000

Total costs and expenses	10,196,000	9,571,000

Loss from operations	(9,771,000)	(3,590,000)

Other income (expense):
Interest income	229,000	1,245,000
Interest expense	(4,000)	(47,000)

Total other income	225,000	1,198,000

Net loss	$(9,546,000)	$(2,392,000)

Net loss per share—basic and diluted	$(0.38)	$(0.10)

Weighted average shares outstanding—basic and diluted	24,933,122	24,500,550

See accompanying notes to condensed consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(9,546,000)	$(2,392,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	1,042,000	861,000
Amortization of intangible and other assets	412,000	380,000
Stock compensation expense	598,000	651,000
Accrued interest and amortized discount on marketable securities	(3,000)	247,000
Common stock issued for services	—	5,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	43,000	(280,000)
Other assets	60,000	141,000
Accounts payable	288,000	(189,000)
Accrued expenses	(82,000)	529,000
Deferred revenue and customer advances	(79,000)	(3,159,000)

Net cash used in operating activities	(7,267,000)	(3,206,000)

Cash flows from investing activities:
Purchases of marketable securities	(9,013,000)	(27,308,000)
Proceeds from matured marketable securities	8,929,000	28,951,000
Capital expenditures	(219,000)	(5,875,000)
Increase in intangible assets	(127,000)	(86,000)

Net cash used in investing activities	(430,000)	(4,318,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,000	103,000
Proceeds from stockholder loan payments	3,000	13,000
Change in restricted cash	—	169,000
Principal payments on long-term debt	(12,000)	(587,000)

Net cash used in financing activities	(8,000)	(302,000)

Net decrease in cash and cash equivalents	(7,705,000)	(7,826,000)
Cash and cash equivalents at beginning of period	24,055,000	40,030,000

Cash and cash equivalents at end of period	$16,350,000	$32,204,000

See accompanying notes to condensed consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    The Company and Summary of Significant Accounting Policies

Large Scale Biology Corporation and its subsidiaries (collectively, the “Company”) applies its proprietary proteomics, functional genomics and bioprocessing technologies to develop and manufacture personalized drugs, vaccines and diagnostics for rapid identification and effective treatment of disease. The Company’s headquarters and a research facility are located in Vacaville, California, a bioprocessing facility is located in Owensboro, Kentucky, and a proteomics research facility is located in Germantown, Maryland.

Basis of Presentation—The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, these financial statements and notes thereto do not include certain disclosures normally associated with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of Large Scale Biology Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) and disclosures considered necessary for a fair presentation of the results of the interim periods presented. This interim financial information is not necessarily indicative of the results of any future interim periods or for the Company’s full year ending December 31, 2002.

Marketable Securities—Marketable securities at March 31, 2002 and 2001 consist of commercial paper, corporate and U.S. government agency notes, and bank certificates of deposit all maturing within one year and are classified as held-to-maturity. The amortized cost of marketable securities at March 31, 2002 and 2001 approximates fair value. There were no significant holding gains or losses for any of the periods shown.

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

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares are 167,373 and 1,435,371 for the three months ended March 31, 2002 and 2001, respectively. These shares were excluded from diluted net loss per share because of their anti-dilutive effect.

Recently Issued Accounting Standards—In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. The Company adopted SFAS 142 on January 1, 2002. Adoption of SFAS 142 eliminates future amortization of goodwill and certain purchased intangible assets. As a result, amortization expense decreased to $156,000 in the three months ended March 31, 2002 compared to $325,000 in prior year period. We expect amortization expense for subsequent quarters to be consistent with the quarter ended March 31, 2002. SFAS 142 also requires that goodwill and certain purchased intangible assets be evaluated for impairment within six months of adoption and no less frequently than annually thereafter.

2.    Dow Contract

The Company entered into a Collaboration and License Agreement with The Dow Chemical Company and its subsidiary, Dow AgroSciences LLC (collectively, “Dow”) on September 1, 1998. The collaboration portion of the agreement (“Dow Collaboration”) had a three-year term ending in August 2001. Under the Dow Collaboration, the Company received funding for sponsored genomics research and payments for technology access fees and milestone achievements. The research funding was not contingent on achievement of certain results. Accordingly, no obligation to repay any funded amounts or repurchase technology has been recorded. Revenues from the Dow Collaboration represented 87% of total revenues for the three months ended March 31, 2001. The Dow Collaboration ended in August 2001, although the Company retains royalty rights.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Report and our audited consolidated financial statements and related notes for the year ended December 31, 2001 included in our Annual Report on Form 10-K. This discussion includes forward-looking statements, such as our projections about future results of operations that are inherently uncertain. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of many factors including, but not limited to, those discussed in “Factors That May Affect Our Business” in this item.

Overview

We are a biotechnology company founded in 1987. Our primary goal is to develop therapeutic products using our proprietary technology and expertise in proteins. In addition, we are marketing our technologies to collaborators and commercial customers. We have technological expertise in three areas: (1) proteomics, which is the study of proteins and how they change in disease and in response to drugs; (2) functional genomics, which is the study of each protein’s function; and (3) the production of proteins for commercial applications.

Our strategy is threefold: (1) commercialize products and technologies in the field of human and animal healthcare, using proprietary methods to identify and analyze genes and proteins associated with disease; (2) provide quick and cost-effective manufacturing of therapeutic proteins; and (3) capitalize on our leadership position with plant viral vector technology for product discovery applications in agriculture and forestry.

In recent years, the Company’s revenues have been primarily derived from collaborations with others whereby we jointly attempt to develop commercial products by combining specific technologies of each company. Between September 1998 and August 2001, we were engaged in a research collaboration with The Dow Chemical Company and its subsidiary Dow AgroSciences LLC, or collectively, Dow. Under our agreement with Dow, the Company received funding for sponsored genomics research and payments for technology access fees and milestone achievements. We earned over $52 million in revenue from this collaboration, representing approximately 86% of our total revenues between September 1998 and August 2001.

The Company’s recent operating results and financial position are summarized as follows:

•	The Company has incurred significant operating and net losses in each year since inception in 1987. As of March 31, 2002, the Company’s accumulated deficit equaled $125.3 million.

•	The Company’s research collaboration with Dow, which accounted for 85% of total revenues in the year ended December 31, 2001, was completed in August 2001.

•
The Company incurred negative operating cash flows of $7.3 million in the three months ended March 31, 2002 and $18.9 million and $13.0 million in the years ended December 31, 2001 and 2000, respectively.

For the Company to generate positive earnings and operating cash flows in 2002, we must realize significant revenues and cash receipts from product sales or new collaboration agreements. Without positive operating cash flows in 2002, we will continue to consume our existing cash balance to fund internal research and development and general and administrative activities. If that happens, we will conserve working capital by forcing significant reductions in operating expenses and reducing the rate of investment or scope of product development activities. Additionally, we are evaluating each of our core technologies (proteomics, functional genomics, and bioprocessing), our internal research projects and our product development initiatives to emphasize near-term opportunities to generate revenue and cash flows. The internal financial reviews of our technologies, research projects and products under development may result in the Company’s decision to exit or sell one or more of our lines of business or cancel or delay one or more current projects or products under development.

Results of Operations

Revenues.    Revenues decreased $5.6 million in the three months ended March 31, 2002 compared to the prior year period. This decrease is primarily attributable to the completion of our research collaboration with Dow in August 2001. Revenues from Dow equaled $5.2 million in the three months ended March 31, 2001. No revenues from Dow were realized subsequent to August 2001.

In the quarter ended March 31, 2002, we entered into new collaborations with ApoImmune, Inc. and Weyerhauser Company. We also launched PLURIGEN™ CM, our new stem and progenitor cell growth factor formulation, which we believe exemplifies the successful application of our integrated core technologies to the development of innovative products. While these new collaborations and the product launch will not replace the revenues from the Dow research collaboration, we believe that our investments in core technologies and product development initiatives will generate revenue opportunities for the Company in the near future.

Development agreement costs.    Development agreement costs consist mainly of personnel expenses and research materials related to activities performed under revenue generating collaboration agreements. Development agreement costs decreased $1.3 million in the three months ended March 31, 2002 compared to the prior year period. This decrease is primarily attributable to the completion of our research collaboration with Dow in August 2001. Development agreement costs related to the Dow research collaboration equaled $1.1 million in the three months ended March 31, 2001. We expect future development agreement costs to fluctuate consistently with increases or decreases in revenues earned from any new collaboration agreements we may enter into during 2002.

Research and development expenses.    The largest component of research and development expenses is internal personnel. Other significant components include consulting and outside research services and materials related to research activities. Research and development expenses increased $1.5 million, or 32%, in the three months ended March 31, 2002 compared to the prior year period. This increase is primarily attributable to the reallocation of resources from activities associated with the Dow research collaboration to internally funded research projects. For reporting purposes, this reallocation of resources resulted in increased research and development expenses and decreased development agreement costs (as noted above). The increase in 2002 is also due to amortization expense of intellectual property licenses purchased in 2001 and increased consumption of research materials, primarily for our full-length cDNA project. We currently expect research and development expenses in subsequent quarters to be materially consistent with the quarter ended March 31, 2002. However, we may have to significantly reduce these expenses if the Company continues to experience negative operating cash flows.

The Company’s major research and development projects have included our initiatives in the areas of therapeutic vaccines, endothelial cell-derived growth factor, protein and vaccine manufacturing, protein biochips, marker and target discovery, and plant functional genomics. We cannot estimate with reasonable certainty the project completion dates or cost to complete these projects. If we are to generate significant cash flows in the future, we believe that one or more of these projects must develop into a commercially successful product or service. Although we believe that all of our projects are important, business developments such as new collaborations with our partners may dictate the relative emphasis and resources we place on any given project which will affect the costs and completion dates of our other projects. Alternative technologies may supersede our technologies or make them non-competitive, in which case we would shift our resources away from projects related to these obsolete technologies. In addition, if we are unable to generate significant cash flows in the near future, we may have to delay, reduce the scope of, or eliminate one or more of our research and development projects. Any delay in the completion of any one of our research and development projects would jeopardize the success of the product or service we expect to commercialize from that project.

General, administrative and marketing expenses.    General, administrative and marketing expenses largely consist of non-research personnel. General, administrative and marketing expenses increased $585,000, or 19%, in the three months ended March 31, 2002 compared to the prior year period. This increase was primarily attributable to patent filings for the Company’s products and technologies including: Human full-length gene collection; PLURIGEN™ CM; the Company’s proteomics technology; and other products under late-stage development. We currently expect general, administrative and marketing expenses in subsequent quarters to be consistent with, or less than the quarter ended March 31, 2002. However, we may have to significantly reduce these expenses if the Company continues to experience negative operating cash flows.

Amortization.    Amortization expense relates to the Company’s purchase of Large Scale Proteomics Corporation in 1999. Amortization expense decreased $169,000, or 52%, in the three months ended March 31, 2002 compared to the prior year period. This decrease is attributable to the discontinuance of amortizing goodwill and certain purchased intangibles effective January 1, 2002 in accordance with SFAS 142. We expect amortization expense for subsequent quarters to be consistent with the quarter ended March 31, 2002.

Interest income.    Interest income decreased $1.0 million, or 82%, in the three months ended March 31, 2002 compared to the prior year period. This decrease is attributable to the Company’s declining cash balances available for investment and the significant reduction in interest yields throughout 2001. Unless the Company’s cash position improves, we expect interest income to continue to decline in subsequent quarters.

Liquidity and Capital Resources

	March 31, 2002	December 31, 2001
Cash and marketable securities	$41,161,000	$48,779,000
Working capital	39,296,000	47,135,000

	Three Months Ended March 31,
	2002	2002
Net cash used in operating activities	$(7,267,000)	$(3,206,000)
Cash used in investing activities, excluding marketable securities activity	(346,000)	(5,961,000)
Net cash used in financing activities	(8,000)	(302,000)

        Working capital.    Working capital represents the Company’s current assets (including cash and marketable securities) less current liabilities. We have historically funded our working capital needs through payments received from collaboration agreements and issuances of preferred and common stock including our initial public offering of common stock in the third quarter of 2000. We utilized proceeds from the IPO to support our working capital needs in the first quarter of 2002. The rate of utilization of IPO proceeds for the remainder of

2002 depends on the Company’s ability to generate positive cash flows from product sales or from new collaboration agreements. Based upon our current level of operating cash flows, we expect that our cash and marketable securities balance at March 31, 2002 is sufficient to meet our working capital and capital expenditure needs through at least December 31, 2002. However, if the Company continues to experience significant negative operating cash flows in subsequent quarters of 2002, we may need to sell additional equity or debt securities, obtain credit financing, or sell all or a portion of certain assets or technologies in order to fund our operating activities in 2003 and beyond. Given the Company’s financial position, credit financing may not be available to the Company or on terms acceptable to the Company. Also, the sale of additional equity or convertible debt securities may result in significant dilution to our current stockholders.

Net cash used in operating activities.    Net cash used in operating activities increased $4.1 million in the three months ended March 31, 2002 compared to the prior year period. This increase in cash usage is primarily attributable to reductions of $2.0 million and $1.3 million in cash received from collaboration agreements (primarily from Dow) and interest from cash investments, respectively. Additionally, cash operating expenses increased $470,000 in the first quarter of 2002 as compared to the first quarter of 2001, reflecting increased investment in internal research and development projects and increased general and administrative expenses.

Cash used in investing activities, excluding marketable securities activities.    Capital expenditures decreased $5.7 million in the three months ended March 31, 2002 compared to the prior year period. In the first quarter of 2001, the Company invested $5.1 million for capital expenditures, primarily leasehold improvements, at our proteomics research facility in Germantown, Maryland. The Company’s planned capital expenditures for 2002 are less than $2 million. This planned amount may change based upon the requirements of any new collaboration agreements we may enter into during 2002.

Net cash used in financing activities.    The decrease in net cash used in financing activities for the three months ended March 31, 2002 compared to the prior year period is primarily attributable to lower debt repayment requirements.

Commitments

The Company leases facilities in Vacaville, California and Germantown, Maryland under operating leases. Additionally, the Company has research sponsorship agreements with major universities, government institutions and other companies whereby we fund specific projects of interest to the Company.

The Company’s non-cancelable commitments to make minimum payments under contractual obligations as of March 31, 2002 are as follows:

	Apr-Dec 2002	2003	2004	2005	2006	After 5 Years
Long-term debt	$95,000	$49,000	$52,000	$54,000	$57,000	$37,000
Operating leases	1,281,000	1,758,000	948,000	806,000	830,000	3,578,000
Research agreements	417,000	—	—	—	—	—
Clinical trial services	434,000	154,000	134,000	162,000	169,000	—
License agreements	225,000	—	—	—	—	—

Total	$2,452,000	$1,961,000	$1,134,000	$1,022,000	$1,056,000	$3,615,000

In addition to the future non-cancelable minimum payments above, certain of our research agreements require future aggregate payments of $2,350,000 if the agreements are not cancelled.

In March 2002, the Company entered into an agreement with an organization having expertise and knowledge in clinical trials coordination and data management. This agreement will support the Phase II/III clinical trials of our Non-Hodgkins Lymphoma vaccine. The agreement will terminate upon the earlier of (1) the completion of the Phase II/III clinical trials, or (2) February 27, 2007. The agreement requires the Company to pay a fixed amount of $1,053,000 over the term of the agreement and a variable amount of $2,950 per patient that participates in the clinical trials. At this time, we cannot estimate with certainty the number of patients expected to participate in the Phase II/III clinical trials.

In June 2001, the Company entered into a patent license agreement that that requires the Company to pay $600,000 in the first year of the agreement for a two-year worldwide exclusive right to specified technologies. As of March 31, 2002, $400,000 has been paid. The agreement provides extension options for exclusive or non-exclusive rights beginning in year three. Additionally, the agreement provides the licensor an option, through June 2004, to require the Company to fund research of a laboratory associated with the licensor. If such option is exercised, the required research funding will be at least $200,000 per year.

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

Critical Accounting Policies

The Company’s accounting policies are explained in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

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

Intangible and Long Lived Assets.    The Company’s intangible and long-lived assets include goodwill and other intangibles related to the Company’s acquisition of Large Scale Proteomics Corporation, capitalized costs of filing patent applications that relate to commercially viable technologies, capitalized license fees for rights to specified technologies, and property and equipment related to our bioprocessing facility in Kentucky. We evaluate our intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Factors That May Affect Our Business

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks, and other risks are discussed elsewhere in this Report.

Risks Related To Our Business

We are at an early stage of commercialization, and we may not be able to successfully develop and commercialize our products and technologies

We are in an early stage of commercialization, and we are subject to all the risks inherent in the development of a business enterprise, including the need for substantial capital to support the development of our products and technologies. We have had limited revenue from contract research and development services and collaborations.

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

We are in new and developing fields and there may not be a market for our products and technologies

Protein-based gene expression products and technologies, including our plant-derived proteins, plant-based protein bioprocessing, our ProGEx system and GENEWARE technology, have limited commercial precedent. Much of our research is fundamentally unique and we cannot assure the acceptance of its scientific merit or the benefits of products produced by it, or that the public will react favorably to it. The usefulness of the information and products generated by our proteomics, functional genomics and bioinformatics technologies is unproven, and our collaborators and potential collaborators may determine that they are not useful or cost-effective. We generate large amounts of data from our research with genes and proteins and we may not be able to timely mine or integrate this data, or turn it into commercially viable information. In addition, we must complete development of our products and technologies in time to meet market demand, if any. If we fail to do so, it is likely that other technologies and companies will predominate and we will not be able to earn a sufficient return on our investment.

In an environment of diminished revenue, we must take steps to preserve working capital and extend the viability of the Company

Because we are experiencing diminished revenue and cash flow, we are internally funding virtually all of our product development initiatives. At the same time, because our cash flow is substantially reduced compared to the last three years, we are experiencing increasing pressure to curtail spending and otherwise reduce costs. If we cannot increase our cash flow in the very near term, we will likely be required to take one or more of the following actions: reorganize our operations; delay, reduce the scope of, or eliminate one or more of our research and development programs; significantly reduce patent-related expenses, effectively foregoing our rights to future technologies or products; obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own; or sell or license the rights to certain of our products or technologies on terms that may not be favorable to us.

We have a history of losses and cannot predict when we will become profitable, if at all

We have had net losses in each year since our inception in 1987. We sustained a net loss of $9.5 million in the three months ended March 31, 2002, and had an accumulated deficit of $125.3 million as of March 31, 2002. From September 1998 through August 2001, almost all of our revenues came from our research collaboration with Dow. The research collaboration with Dow ended on August 31, 2001 and we expect no additional revenues under our contract with Dow for several years. We have not yet entered into any new collaborations that could make up for the decrease in cash flow and revenues resulting from the completion of our research collaboration with Dow. We expect to continue to spend significant amounts to develop products and to fund our operations. As a result we will need to generate significant additional revenues from collaborations and the commercialization of our products and technologies to achieve profitability. We expect to incur substantial losses in the foreseeable future. If we are unable to enter into new collaborations, control our operating expenses and successfully commercialize our products and technologies, we may never become profitable.

We may require additional capital

In order for us to develop profitable and cash-positive operations, we must generate revenue from our products under development and our technologies. We have never generated enough cash during any period since our inception to cover our expenses and we expect to continue to spend substantial funds to continue our product development programs. Changes in our business may occur that would consume available capital resources significantly sooner than we expect. In addition, the risks inherent in developing innovative products, such as a protein biochip or NHL vaccines, make it difficult to forecast with certainty the capital required to commercialize our products. If our capital resources are insufficient to meet future capital requirements and expenses, we will have to raise additional funds. If we raise additional funds by issuing equity securities, our existing stockholders may be diluted. We may raise this capital through public or private financings or additional collaborations, strategic partnerships or licensing arrangements. While we cannot predict our need for additional capital in the future, the amount required may be substantial. We may be unsuccessful in entering into any new collaboration that results in significant revenues or cash flow. If we are unable to raise sufficient additional capital, we will have to curtail or cease operations.

General economic conditions result in uncertainty with respect to other companies’ and entities’ collaborating with us or otherwise dealing with us, and this can have an adverse effect on our revenues and cash flows

To a large extent, decisions by businesses and other entities to collaborate or otherwise do business with us are discretionary, and the decision making process typically takes many months to complete. We believe that the prolonged slowdown in the U.S. economy and economies overseas has caused, and may continue to cause such potential collaborators and customers to defer decisions to work with us or access our technologies. As a result, we expect that revenues and cash flow will be uncertain for the remainder of 2002. Therefore, it is difficult to accurately assess and predict the future demand for our products, technologies and services. If these general economic considerations continue, such conditions will likely have a continuing, adverse effect on our revenues and operating results.

Alternative technologies may supersede our technologies or make them non-competitive

Genomics, proteomics, bioprocessing and bioinformatics are fields that are intensely competitive. They are characterized by extensive research efforts, which result in rapid technological progress which can render existing technologies obsolete or economically noncompetitive. If our competitors succeed in developing products or technologies that are more effective than ours or that render our products or technologies obsolete or noncompetitive, our business will suffer. Many universities, public agencies and established pharmaceutical, biotechnology, chemical and other life sciences companies with substantially greater resources than we have are developing and using technologies and are actively engaging in the development of products similar to or competitive with our products and technologies. Like us, our competitors are using proteomics and genomics technologies to identify potential drug targets, therapeutic proteins and diagnostic marker proteins. In addition, our competitors have developed databases containing gene sequence, gene expression, genetic variation or other genomic information and are marketing or plan to market their data to pharmaceutical, biotechnology, chemical and other life sciences companies. To remain competitive, we must continue to invest in new and existing technologies, expand our databases and improve our bioinformatics software.

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

Conflicts with collaborators or licensees could harm our business

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

Concentration of ownership among our existing executive officers, directors and principal stockholders enables them to collectively control all significant corporate decisions

Our directors, our executive officers and entities affiliated with our directors and our executive officers beneficially own, in the aggregate, approximately 40% of our outstanding common stock as of March 31, 2002. These stockholders as a group will most likely be able to elect our directors and officers, control our management and affairs and be able to control most matters requiring the approval of our stockholders, including any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership will also prevent a change of control of our Company if these stockholders oppose it, and may discourage third parties from making a proposal to cause a change of control in the first instance.

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

PART II—OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

Effective December 1, 2001, four executive officers elected to take a portion of their salary, normally paid in cash, in shares of common stock. The amount of stock compensation that each individual elected to take in lieu of cash ranged from $20,000–$30,000 annually and is payable in quarterly installments beginning February 28, 2002. On February 28, 2002, the Company issued a total of 4,902 unregistered shares of common stock among the four individuals.

The issuance of the above unregistered securities were made in reliance upon Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The applicable individuals are sophisticated investors and have access to all relevant information to evaluate their investment and represented to us that the shares were being acquired for personal investment.

During the third quarter of 2000, the Company received net proceeds of approximately $89 million from an initial public offering of the Company’s common stock. Provided below is a reasonable estimate of the amount of IPO net proceeds used in each of the following categories, through March 31, 2002:

Construction of plant, building and facilities	$2,009,000
Purchase and installation of machinery and equipment	7,272,000
Construction of leasehold improvements	5,993,000
Repayment of indebtedness	3,630,000
Purchase of intellectual property licenses	2,650,000
Capitalized patent costs	1,380,000
Working capital	24,661,000
Cash and investments	41,161,000

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

Dated: May 15, 2002	LARGE SCALE BIOLOGY CORPORATION

	By:	/s/ RONALD J. ARTALE
Ronald J. Artale Chief Financial Officer Senior Vice President, Finance