Form 10-Q
period 2002-06-30
LARGE SCALE BIOLOGY CORP
filed 2002-08-14
CIK 1108951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to____.

Commission File Number 0-31275

LARGE SCALE BIOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0154648 (I.R.S. employer identification number)

3333 Vaca Valley Parkway, Suite 1000, Vacaville, CA 95688 (Address of principal executive offices and zip code) (707) 446-5501 (Registrant’s telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

       The number of shares outstanding of registrant’s common stock, $0.001 par value, as of July 31, 2002: 25,005,616

       Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “may” , “will” , “should” , “expect” , “plan” , “anticipate” , “believe” , “estimate” or “continue” and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contain many such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, under the heading Factors That May Affect Our Business, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

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

Large Scale Biology Corporation
Form 10-Q
For the Quarter Ended June 30, 2002

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

Large Scale Biology Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2002	December 31, 2001

Assets

Current assets:
Cash and cash equivalents	$9,762,000	$24,055,000
Marketable securities	23,691,000	24,724,000
Prepaid expenses and other current assets	1,589,000	1,662,000

Total current assets	35,042,000	50,441,000
Property, plant, and equipment, net	17,292,000	18,882,000
Patents and intellectual property licenses, net	4,987,000	4,984,000
Goodwill, net	839,000	839,000
Other intangible assets, net	531,000	894,000
Other assets	589,000	872,000

	$59,280,000	$76,912,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,385,000	$1,816,000
Accrued expenses	703,000	1,105,000
Current portion of long-term debt	104,000	107,000
Deferred revenue	358,000	278,000

Total current liabilities	3,550,000	3,306,000
Long-term debt	229,000	249,000
Long-term deferred revenue	169,000	320,000

Total liabilities	3,948,000	3,875,000

Stockholders’ equity:
Common stock, issued and outstanding:
June 30, 2002 — 24,974,584 shares;
December 31, 2001 — 24,892,989 shares	191,933,000	191,901,000
Stockholders’ notes receivable	(47,000)	(50,000)
Deferred compensation	(1,733,000)	(3,093,000)
Accumulated deficit	(134,821,000)	(115,721,000)

Total stockholders’ equity	55,332,000	73,037,000

	$59,280,000	$76,912,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues	$490,000	$5,943,000	$915,000	$11,924,000

Costs and expenses:
Development agreements	161,000	1,100,000	288,000	2,535,000
Research and development	5,908,000	5,774,000	12,233,000	10,582,000
General, administrative and marketing	4,025,000	3,482,000	7,613,000	6,485,000
Amortization of purchased intangibles	156,000	325,000	312,000	650,000

Total costs and expenses	10,250,000	10,681,000	20,446,000	20,252,000

Loss from operations	(9,760,000)	(4,738,000)	(19,531,000)	(8,328,000)

Other income (expense):
Interest income	210,000	888,000	440,000	2,133,000
Interest expense	(4,000)	(27,000)	(9,000)	(74,000)

Total other income	206,000	861,000	431,000	2,059,000

Net loss	$(9,554,000)	$(3,877,000)	$(19,100,000)	$(6,269,000)

Net loss per share - basic and diluted	$(0.38)	$(0.16)	$(0.77)	$(0.26)

Weighted average shares outstanding - basic and diluted	24,958,114	24,536,043	24,945,688	24,518,394

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(19,100,000)	$(6,269,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	2,123,000	1,894,000
Amortization of intangible assets	808,000	759,000
Stock compensation expense	1,292,000	1,302,000
Accrued interest and amortized discount on marketable securities	162,000	551,000
Common stock issued for services	—	5,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	73,000	(1,262,000)
Other assets	141,000	284,000
Accounts payable	253,000	521,000
Accrued expenses	(306,000)	1,043,000
Deferred revenue	(71,000)	(6,541,000)

Net cash used in operating activities	(14,625,000)	(7,713,000)

Cash flows from investing activities:
Purchases of marketable securities	(13,060,000)	(35,221,000)
Proceeds from matured marketable securities	13,931,000	50,205,000
Capital expenditures	(457,000)	(9,025,000)
Increase in capitalized patents	(209,000)	(318,000)

Net cash provided by investing activities	205,000	5,641,000

Cash flows from financing activities:
Proceeds from issuance of common stock	4,000	104,000
Proceeds from stockholder loan payments	3,000	13,000
Change in restricted cash	143,000	344,000
Principal payments on long-term debt	(23,000)	(1,254,000)

Net cash provided by (used in) financing activities	127,000	(793,000)

Net decrease in cash and cash equivalents	(14,293,000)	(2,865,000)
Cash and cash equivalents at beginning of period	24,055,000	40,030,000

Cash and cash equivalents at end of period	$9,762,000	$37,165,000

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

         Basis of Presentation — The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, these financial statements and notes thereto do not include certain disclosures normally associated with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This interim financial information should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K.

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

         Marketable Securities — Marketable securities at June 30, 2002 and 2001 consist of commercial paper, corporate and U.S. government agency notes, and bank certificates of deposit all maturing within one year and are classified as held-to-maturity. The amortized cost of marketable securities at June 30, 2002 and 2001 approximates fair value. There were no significant holding gains or losses for any of the periods shown.

         Goodwill and Other Intangible Assets — Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of these new accounting standards resulted in the following changes in accounting:

•	SFAS No. 141 does not recognize assembled workforce as an identifiable intangible asset. Accordingly, the carrying amount of assembled workforce as of December 31, 2001, equal to $115,000, was reclassified from other intangible assets to goodwill. No other additions to goodwill, nor any write-offs or impairment of goodwill were recorded in the six months ended June 30, 2002.

•	SFAS No. 142 discontinued the amortization of goodwill effective January 1, 2002. Instead, goodwill will be tested for impairment annually, or sooner if indicators of potential impairment exist, based upon a fair value approach. In accordance with SFAS No. 142, the Company performed an initial impairment test of the net balance of goodwill (including assembled workforce) as of January 1, 2002 and found no evidence of impairment. As a result of discontinuing the amortization of goodwill, amortization expense in the three and six months ended June 30, 2002 was $169,000 and $338,000 less, respectively, than the prior year periods.

         All other intangible assets continue to be amortized over their useful lives and are evaluated for potential impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

         Net Loss Per Share — Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares are 559,471 and 423,311 for the three months ended June 30, 2002 and 2001, respectively, and 797,034 and 826,882 for the six months ended June 30, 2002 and 2001, respectively. These shares were excluded from diluted net loss per share because of their anti-dilutive effect.

2. Dow Contract

         The Company entered into a Collaboration and License Agreement with The Dow Chemical Company and its subsidiary, Dow AgroSciences LLC (collectively, “Dow”) on September 1, 1998. The research collaboration portion of the agreement had a three-year term ending in August 2001. Under the research collaboration, the Company received funding for sponsored genomics research and payments for technology access fees and milestone achievements. Revenues from the research collaboration represented 89% and 88% of total revenues for the three and six months ended June 30, 2001, respectively. The research collaboration ended in August 2001, although the Company retains royalty rights to future sales of products by Dow that may be derived from the research collaboration.

3. Restructuring

         In June 2002, the Company implemented an organizational restructuring that included a 25% reduction in employee headcount. In the three months ended June 30, 2002, the Company recorded a restructuring expense of approximately $900,000, representing severance and short-term health benefits for the effected employees. The restructuring expense is included in general, administrative and marketing expense in the consolidated condensed statement of operations. Approximately $100,000 of the restructuring expense was unpaid at June 30, 2002.

4. Stock Options

         In the three months ended June 30, 2002, the Company granted options to purchase 1,322,250 shares of the Company’s common stock to employees and directors. The weighted average exercise price of these options equals $1.26. Excluding 21,750 options that vest immediately and have an exercise period of five years, the remaining options vest on a quarterly basis over three years and have an exercise period of ten years from the date of grant.

         The Company accounts for stock-based awards to employees and directors using the intrinsic value method. As such, given the exercise prices of the above options equaled the quoted market value of the Company’s common stock on the grant dates, no compensation expense or deferred compensation expense was recognized by the Company.

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

Highlights of the Company’s second quarter of 2002 include the following:

•	A new bioprocessing alliance with Phylogix, Inc. to develop and manufacture a therapeutic protein designed to protect normal tissues from the toxic effects of chemotherapy.

•	Collaborative agreements with StemCell Technologies, Inc. and the National University of Singapore to explore applications of our Plurigen stem and progenitor cell cultivation product

•	A collaboration agreement with the Institute of Infectious Disease and Molecular Medicine at the University of Cape Town (South Africa) to develop and manufacture vaccines intended to protect against infectious diseases, including human papillomavirus (HPV) and AIDS/HIV.

•	In June 2002, we implemented a restructuring that is intended to conserve working capital and protect the timeframe required for the commercial development of our products. The restructuring included a 25% reduction in headcount and a 10% reduction in future cash compensation for 24% of the Company’s remaining employees. Three executive officers previously reduced their cash compensation by 10% effective December 1, 2001 and will receive a cumulative 20% reduction of their cash compensation. The reductions in cash compensation are effective July 1, 2002 and will be replaced in equal amounts by compensation in the form of the Company’s common stock. The stock compensation will be subject to vesting requirements and stock restrictions. Shares of common stock will be issued under the Company’s 2000 Stock Incentive Plan. We expect this stock-for-cash program will result in permanent cash savings to the Company but require the recognition of stock compensation expense.

•	In July 2002, the National Institute of Environmental Health Sciences (NIEHS), on behalf of the National Center for Toxicogenomics (NCT), awarded a five year contract to the Company valued at approximately $12.3 million. The Company’s proteomics division will work with the NCT to analyze protein reactions to various environmental exposures.

The Company’s recent operating results and financial position are summarized as follows:

•	In recent years, the Company’s revenues were almost entirely earned from a research collaboration with The Dow Chemical Company and its subsidiary Dow AgroSciences LLC, or collectively, Dow. Under our agreement with Dow, the Company received funding for sponsored genomics research and payments for technology access fees and milestone achievements. We earned over $52 million in revenue from this collaboration, representing at least 84% of our total revenues in each year between 1998 and 2001. This research collaboration was completed in August 2001. We have not replaced the revenues from the Dow collaboration either through new collaboration or other agreements or through product sales. Our total revenues for the six months ended June 30, 2002 equaled $915,000.

•	The Company incurred significant losses in the six months ended June 30, 2002 and in each year since inception in 1987. We expect to continue realizing material losses until such time as we enter into large and/or numerous research or other agreements or earn significant revenues from sales of products.

•	The Company incurred negative operating cash flows of $14.6 million in the six months ended June 30, 2002, and $18.9 million and $13.0 million in the years ended December 31, 2001 and 2000, respectively. The increasingly negative trend of operating cash flows is primarily attributable to the completion of the Dow collaboration in August 2001 and the lack of significant revenues from other collaborators or customers during the same periods.

         For the Company to begin generating positive earnings and operating cash flows, we must generate significant revenues and cash receipts from product sales or new research agreements. We have taken several steps to reduce our operating costs including headcount reductions, cancellation of certain consulting and outside research services, and the delay or cancellation of certain capital expenditures. However, without near-term increases in revenue or cash inflows from other potential sources of working capital including partnerships, additional equity issuances or sales of assets, we will likely need to force additional reductions in operating expenses and/or reduce the rate of investment or scope of product development activities. We are evaluating each of our core technologies (proteomics, functional genomics, and bioprocessing), our internal research projects and our product development initiatives to emphasize near-term opportunities to generate revenue and cash flows. As a result of these evaluations, we may decide to exit or sell one or more of our lines of business or cancel or delay one or more current projects or products under development.

Results of Operations

         Revenues. Revenues decreased $5.5 million and $11.0 million in the three and six months ended June 30, 2002, respectively, compared to the prior year periods. These decreases are primarily attributable to the completion of our research collaboration with Dow in August 2001. Revenues from Dow equaled $5.3 million and $10.5 million in the three and six months ended June 30, 2001, respectively. No revenues from Dow were recognized subsequent to August 2001.

         Development agreement costs. Development agreement costs consist mainly of personnel expenses and research materials related to activities performed under revenue generating research agreements or government grants. Development agreement costs decreased $939,000 and $2.2 million in the three and six months ended June 30, 2002, respectively, compared to the prior year periods. These decreases are primarily attributable to the completion of our research collaboration with Dow in August 2001. Development agreement costs related to the Dow research collaboration equaled $817,000 and $2.0 million in the three and six months ended June 30, 2001, respectively. We expect future development agreement costs to fluctuate consistently with increases or decreases in revenues earned from any new research agreements or government grants we may enter into.

         Research and development expenses. Research and development expenses consist mainly of internal personnel, consulting and outside research services and materials related to research activities. Research and development expenses increased $134,000, or 2%, and $1.7 million, or 16%, in the three and six months ended June 30, 2002, respectively, compared to the prior year periods. These increases are primarily attributable to the reallocation of resources from activities associated with the Dow research collaboration to internally funded research projects. For reporting purposes, this reallocation of resources resulted in increased research and development expenses and decreased development agreement costs (as noted above). The increases in research and development expenses in the three and six months ended June 30, 2002 are less than the related decreases in development agreement costs primarily due to the headcount reductions implemented in June 2002 and reductions of consulting and outside research services. We expect research and development expenses in subsequent quarters to be lower than the three months ended June 30, 2002 as the effect of the Company’s restructuring in June 2002 is realized for a full quarter.

         The Company’s major research and development projects have included our initiatives in the areas of therapeutic vaccines, endothelial cell-derived growth factor, protein and vaccine manufacturing, protein biochips, marker and target discovery, and plant functional genomics. We cannot estimate with reasonable certainty the cost to complete these projects. Although we believe that all of our projects are important, business developments such as new collaborations may dictate the relative emphasis and resources we place on any given project which will affect the costs and completion dates of our other projects. Alternative technologies may supersede our technologies or make them non-competitive, in which case we would shift our resources away from projects related to obsolete technologies. In addition, if we are unable to generate significant cash flows in the near future, we may have to delay, reduce the scope of, or eliminate one or more of our research and development projects. Any delay in the completion of any one of our research and development projects would jeopardize the success of the product or service we expect to commercialize from that project.

         General, administrative and marketing expenses. General, administrative and marketing expenses largely consist of non-research personnel. General, administrative and marketing expenses increased $543,000 and $1.1 million in the three and six months ended June 30, 2002, respectively, compared to the prior year periods. Excluding the restructuring expense of approximately $900,000, general, administrative and marketing expenses decreased $328,000, or 9%, and increased $257,000, or 4%, in the three and six months ended June 30, 2002, respectively, compared to the prior year periods. The decrease in the second quarter is primarily attributable to the headcount reductions implemented in June 2002 and reductions in incentive compensation. The increase for the six months ended June 30, 2002 is primarily attributable to legal fees and costs associated with patent applications for the Company’s products and technologies, partially offset by cost savings related to the restructuring in June 2002. We expect general, administrative and marketing expenses in subsequent quarters to be lower than the three months ended June 30, 2002 as the effect of the Company’s restructuring is realized for a full quarter.

         Amortization of purchased intangibles. Amortization expense relates to the Company’s purchase of Large Scale Proteomics Corporation in 1999. Amortization expense decreased $169,000 and $338,000 in the three and six months ended June 30, 2002, respectively, compared to the prior year periods. These decreases are attributable to the discontinuance of amortizing goodwill effective January 1, 2002 in accordance with SFAS No. 142. We expect amortization expense for subsequent quarters of 2002 to be consistent with the three months ended June 30, 2002.

         Interest income. Interest income decreased $678,000, or 76%, and $1.7 million, or 79%, in the three and six months ended June 30, 2002, respectively, compared to the prior year periods. These decreases are attributable to the Company’s declining cash balance available for investment and the significant reduction in interest yields throughout 2001. Until the Company’s cash position improves, we expect interest income to continue declining in subsequent quarters.

Liquidity and Capital Resources

	June 30, 2002	December 31, 2001

Cash, cash equivalents and marketable securities	$33,453,000	$48,779,000

	Six Months Ended June 30,

	2002	2001

Net cash used in operating activities	$(14,625,000)	$(7,713,000)
Cash used in investing activities, excluding marketable securities activity	(666,000)	(9,343,000)
Net cash provided by (used in) financing activities	127,000	(793,000)

         We have historically funded our working capital needs through payments received from research collaboration agreements and issuances of preferred and common stock, including our initial public offering of common stock in the third quarter of 2000. In the six months ended June 30, 2002, we received an insignificant amount of cash from new research agreements or government grants. As a result, our cash and marketable securities balance was used during this period at a rate that is unsustainable for a long-term period. The preservation of our cash and marketable securities in subsequent quarters depends on the Company’s ability to generate revenues and control operating costs. We believe the organizational restructuring implemented in June 2002 will significantly reduce our operating costs in the immediate future and provide some financial cushion for the anticipated development period of our planned products and services. The estimated timeframe for certain of our products and services are as follows:

  Non-Hodgkins Lymphoma vaccine — We estimate any revenue from sales of this product will not occur, if at all, for several years given the remaining regulatory approval requirements. However, our strategy is to establish commercial collaborations for the development and marketing of this product and revenue could occur from such collaborations prior to approval of the product from the U.S. Food and Drug Administration.

  Bioprocessing services — Our bioprocessing plant in Kentucky is operational. We expect that near-term revenue from bioprocessing services will be in the form of supply agreements or feasibility studies with third parties. We may realize such revenues beginning in 2002.

  Growth factor technology — We have entered into several collaboration agreements with educational institutions and commercial companies to explore potential applications of our growth factor technologies. Potential revenues from these technologies include sales of reagent product (e.g., Plurigen) or income from license agreements. We expect the current feasibility studies with our collaborators will identify revenue opportunities, if any, for our growth factor technologies by the end of 2002 and any potential revenue may be realized beginning in 2003. In addition, we are applying our proteomics and genomics technologies to the discovery and development of potential therapeutic products in this category. Success could lead to commercial collaboration revenues.

  Discovery and development services — We are pursuing commercial collaborations with other companies for the discovery and development of collaborators' products based upon access to our proteomics and genomics technologies. We expect to generate fee-for-service revenue as well as revenue from license agreements. Our $12.3 million contract with the NIEHS will generate revenue for the Company beginning in 2002.

         Based upon our current level of operating cash flows, in combination with ongoing steps to reduce operating costs, we expect that our cash and marketable securities balance at June 30, 2002 is sufficient to meet our working capital and capital expenditure needs through the end of 2003. However, if the Company continues to experience significant negative operating cash flows, we may need to implement additional organizational restructurings, sell additional equity or debt securities, obtain credit financing, enter into joint venture or partnership arrangements or sell all or a portion of certain assets or technologies in order to fund our product development activities through the estimated development periods. Given the Company’s financial position, equity or credit financing may not be available to the Company or on terms acceptable to the Company. Also, the sale of additional equity or convertible debt securities may result in significant dilution to our current stockholders.

         Net cash used in operating activities. Net cash used in operating activities increased $6.9 million in the six months ended June 30, 2002 compared to the prior year period. This increase in cash usage is primarily attributable to reductions of $2.9 million and $2.1 million in cash received from research agreements and interest received from investments, respectively. Additionally, the organizational restructuring in June 2002 resulted in a cash disbursement of $1.0 million.

         Cash used in investing activities, excluding marketable securities activities. Capital expenditures decreased $8.6 million in the six months ended June 30, 2002 compared to the prior year period. In the first six months of 2001, the Company invested $7.6 million, primarily for leasehold improvements, at our proteomics research facility in Germantown, Maryland. The Company’s planned capital expenditures for 2002 are less than $2.0 million. This planned amount may change based upon the requirements of any new research agreements we may enter into during the third and fourth quarters of 2002.

         Net cash provided by (used in) financing activities. The improvement in cash flow from financing activities for the six months ended June 30, 2002 compared to the prior year period is primarily attributable to lower debt repayments.

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

         Revenue Recognition — We earn revenues from research and collaboration agreements and government grants that consist of one or more revenue sources including technology access fees, milestone payments and research funding. We recognize revenues for each of these components as follows:

         Technology access fees are typically up-front, non-refundable payments and represent consideration from our collaboration partners for access and rights to the Company’s technologies for the term of the research agreement. The Company’s technologies are normally integral to the objectives of the research collaboration and, therefore, receipt of a technology access fee does not represent the culmination of an earnings process. Accordingly, we recognize revenue from technology access fees on a straight-line basis over the original term of the agreement, not including renewal periods unless renewal is assured at the time the agreement is executed. The unrecognized portion of technology access fees is reported as deferred revenue.

         Milestone payments are triggered by the Company’s achievement of performance objectives that are defined in research agreements. Milestone achievements typically require acceptance or approval by our collaboration partners. Also, our collaboration partners retain access to the technologies underlying the milestone achievement for the remaining term of the agreement. Accordingly, we recognize revenue from milestone payments on a straight-line basis from the date of completion of the applicable performance objective to the end of the original term of the agreement, not including renewal periods unless renewal is assured at the time the agreement is executed. The unrecognized portion of milestone payments is reported as deferred revenue.

         We receive funding for sponsored research or feasibility studies from commercial companies, government agencies and educational institutions. Funding for sponsored research or feasibility studies is typically non-refundable and not based upon performance objectives or customer acceptance. Also, we may receive funding in the form of periodic payments or reimbursement of actual costs. Accordingly, revenue from sponsored research and feasibility studies is recognized using the percentage of completion method or recognized as expenses are incurred depending on the form of funding. Under the percentage of completion method, the total contract value is multiplied by the percentage of actual research costs incurred to date compared to the estimated total costs to complete the contract as a whole. If collection of any funding is not assured, revenue recognized is limited to the lesser of the percentage of completion calculation or actual cash received to date. Revenue received for equipment purchases is deferred and recognized as revenue over the life of the agreement.

         Intangible and Long Lived Assets — The Company’s intangible and long-lived assets include goodwill and other intangibles related to the Company’s acquisition of Large Scale Proteomics Corporation, capitalized costs of filing patent applications that relate to commercially viable technologies, capitalized license fees for rights to specified technologies, and property and equipment related to our bioprocessing facility in Kentucky. Except for goodwill, all intangible and long lived assets are amortized or depreciated over the shorter of (1) their estimated useful lives, (2) the estimated period that the assets will generate revenue, or (3) the statutory or contractual term in the case of patents and intellectual property licenses. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. Effective January 1, 2002, we discontinued amortizing goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Instead, we will evaluate goodwill for possible impairment on an annual basis or sooner if warranted. We evaluate our other intangible assets and our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any of our intangible assets, including goodwill, and long lived assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

          Stock-Based Compensation — The Company normally grants stock options having fixed exercise prices and a fixed number of shares of common stock that may be acquired. We account for stock options granted to employees and directors using the intrinsic value method of accounting. As such, we recognize compensation expense only if the quoted market value of the Company’s common stock exceeds the exercise price of the stock option on the grant date. Any compensation expense realized per the intrinsic value method is amortized over the vesting period of the option. Stock options issued to non-employees as consideration for goods or services provided to the Company are accounted for under the fair value method which requires that compensation expense be recognized for all such options.

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

         Our anticipated products, including our novel vaccines for the treatment of non-Hodgkin’s lymphoma, or NHL, most likely will require that we enter into new collaborations before we can manufacture and/or market them. Vaccines are also subject to the governmental regulatory process. Because we are in new and developing fields, and our research focuses on new and unproven technologies, our therapeutic vaccines, proteins and other therapeutics under development may not be effective in humans, or may not meet regulatory requirements for safety and efficacy. In addition, even if we successfully develop a product, there may not be a substantial commercial market for that product.

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

     In an environment of diminished revenue, we must take steps to preserve working capital and extend the viability of the Company

         Because we are experiencing diminished revenue and cash flow, we are internally funding virtually all of our product development initiatives. At the same time, because our cash flow is substantially reduced compared to the last three years, we are experiencing increasing pressure to curtail spending and otherwise reduce costs. We implemented a major reorganization in June 2002 to reduce costs. If we cannot increase our cash flow in the very near term, we will likely be required to take one or more of the following actions: further reorganize our operations; delay, reduce the scope of, or eliminate one or more of our research and development programs; significantly reduce patent-related expenses, effectively foregoing our rights to future technologies or products; obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own; or sell or license the rights to certain of our products or technologies on terms that may not be favorable to us.

     We have a history of losses and cannot predict when we will become profitable, if at all

         We have had net losses in each year since our inception in 1987. We sustained a net loss of $9.6 million in the three months ended June 30, 2002, and had an accumulated deficit of $134.8 million as of June 30, 2002. From September 1998 through August 2001, almost all of our revenues came from our research collaboration with Dow. The research collaboration with Dow ended on August 31, 2001 and we expect no additional revenues under our contract with Dow for the foreseeable future. We have not yet entered into any new collaborations of the magnitude that could make up for the decrease in cash flow and revenues resulting from the completion of our research collaboration with Dow. We expect to continue to spend significant amounts to develop products and to fund our operations. As a result we will need to generate significant additional revenues from collaborations and the commercialization of our products and technologies to achieve profitability. We expect to incur substantial losses in the foreseeable future. If we are unable to enter into major new collaborations, control our operating expenses and successfully commercialize our products and technologies, we may never become profitable and we may fail.

     We may require additional capital

         In order for us to develop profitable and cash-positive operations, we must generate revenue from our products under development and our technologies. Since our inception, we have never generated enough cash to cover our expenses and we expect to continue to spend substantial funds to continue our product development programs. Changes in our business may occur that would consume available capital resources significantly sooner than we expect. In addition, the risks inherent in developing innovative products, such as NHL vaccines, make it difficult to forecast with certainty the capital required to commercialize our products. If our capital resources are insufficient to meet future capital requirements and expenses, we will have to raise additional funds. If we raise additional funds by issuing equity securities, our existing stockholders may be diluted. We may raise this capital through public or private financings or additional collaborations, strategic partnerships or licensing arrangements. While we cannot predict our need for additional capital in the future, we expect that the amount required would be substantial. Our access to capital markets may be restricted by depressed stock valuations over an extended period of time. We may be unsuccessful in entering into any new collaboration that results in significant revenues or cash flow. If we are unable to raise sufficient additional capital or generate sufficient cash flows, we will have to curtail or cease operations.

     General economic conditions result in uncertainty with respect to other companies’ and entities’ collaborating with us or otherwise dealing with us, and this can have an adverse effect on our revenues and cash flows

         To a large extent, decisions by businesses and other entities to collaborate or otherwise do business with us are discretionary, and the decision making process typically takes many months to complete. We believe that the prolonged slowdown in the U.S. economy and economies overseas has caused, and may continue to cause such potential collaborators and customers to defer decisions to work with us or to access our technologies. As a result, we expect that revenues and cash flows will be uncertain for the remainder of 2002. Therefore, it is difficult to accurately assess and predict the future demand for our products, technologies and services. If these general economic conditions continue, such conditions will likely have a continuing, adverse effect on our revenues and operating results.

     Alternative technologies may supersede our technologies or make them non-competitive

         Genomics, proteomics, bioprocessing and bioinformatics are fields that are intensely competitive. They are characterized by extensive research efforts, which result in rapid technological progress which can render existing technologies obsolete or economically noncompetitive. If our competitors succeed in developing products or technologies that are more effective than ours or that render our products or technologies obsolete or noncompetitive, our business will suffer. Many universities, public agencies and established pharmaceutical, biotechnology, chemical and other life sciences companies with substantially greater resources than we have are developing and using technologies and are actively engaging in the development of products similar to or competitive with our products and technologies. Like us, our competitors are using proteomics and genomics technologies to identify potential drug targets, therapeutic proteins and diagnostic marker proteins. In addition, our competitors have developed databases containing gene sequence, gene expression, genetic variation or other genomic information and are marketing or plan to market their data to pharmaceutical, biotechnology, chemical and other life sciences companies. To remain competitive, we must continue to invest in new and existing technologies, expand our databases and improve our bioinformatics software. We may not have the resources to continue such investment.

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

     Conflicts with collaborators or licensees could harm our business

         Conflicts with collaborators could have a negative impact on our relationships with them, including on our revenues to be derived from these relationships, and impair our ability to enter into future collaborations, either of which could adversely affect our business. Collaborators could develop competing products, preclude us from entering into collaborations with their competitors or terminate their agreements with us prematurely. Moreover, disagreements could arise with collaborators or licensees over rights to our intellectual property, our rights to share in any of the future revenues from products or technologies resulting from use of our technologies, our rights to payments for achievement of milestones or our performance of research and development activities on behalf of collaborators, or our activities in separate fields may conflict with other business plans of our collaborators or licensees.

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

     We may be unable to recruit and retain senior management and other key personnel on whom we are dependent

         The loss of one or more of our senior management or other key personnel could significantly harm our business and could inhibit our research and development and commercialization efforts. None of our key personnel are subject to employment agreements. There is currently a shortage of skilled senior management in the biotechnology industry, which is likely to continue and intensify. In addition, we face competition for research scientists and technical staff from other companies, academic institutions, government entities, nonprofit laboratories and other organizations. We have implemented significant salary reductions for over twenty of our highest paid employees to conserve cash, and we may not be able to otherwise incentivize key personnel adequately to retain them. Failure to recruit and retain senior management and scientific personnel on acceptable terms would prevent us from achieving our business objectives.

     Concentration of ownership among our existing executive officers, directors and principal stockholders may enable them to collectively control all significant corporate decisions

         Our directors, our executive officers and entities affiliated with our directors and our executive officers beneficially own, in the aggregate, approximately 28% of our outstanding common stock as of July 31, 2002. These stockholders as a group may be able to control our management and affairs and be able to control most matters requiring the approval of our stockholders, including any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership will also prevent a change of control of our Company if these stockholders oppose it, and may discourage third parties from making a proposal to cause a change of control in the first instance.

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

     If we use hazardous materials in our business in a manner that causes injury or violates laws, we may be liable for substantial damages

         Our research and development processes involve the use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. The chemicals we use include, but are not limited to, flammable solvents such as methanol and ethanol, ethidium dye which is a commonly used fluorescent dye for visualizing DNA, buffer solutions used in the purification of DNA, and various organic solvents, acids and bases. We also use several radioisotopes including phosphorous-32, carbon-14, sulfur-35, phosphorous-33, iodine-125 and hydrogen-3. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages and criminal penalties in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. Further, it is possible that the materials we use could contaminate another party’s property. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets and our ability to pay the liability. In addition, compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research and development and production efforts. Although we have general liability insurance, these policies do not cover claims arising from pollution from chemical, radioactive or biological materials. Our collaborators may also be working with various types of hazardous materials in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury we or our collaborators cause to persons or property by exposure to, or release of, any hazardous materials.

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

Risks Related to Our Intellectual Property

     Patent protection in the biotechnology industry is uncertain, which may result in a decrease in the value of our products and technologies

         We are involved in overlapping and rapidly evolving areas of biotechnology, pharmaceutical development and basic research involving viral vectors, plant transgenics, proteomics, functional genomics, protein transformation, and immunotherapy. Each of these areas has been the subject of intense research and patenting activity throughout the world by our commercial competitors, actual and potential collaborators, academic institutions and government researchers. We cannot determine whether or not there are patents currently pending which, if issued, would prevent us from practicing our core technologies, commercializing them or developing commercially viable products based upon them.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company’s exposures to market risks are fully explained in our Annual Report on Form 10-K for the year ended December 31, 2001. No material changes to the information provided in our Annual Report have occurred subsequent to December 31, 2001 through June 30, 2002.

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     (c) Recent Sales of Unregistered Securities. Effective December 1, 2001, four executive officers elected to take a portion of their salary, normally paid in cash, in shares of common stock. One of the executive officers terminated his employment in June 2002. The amount of stock compensation that each individual elected to take in lieu of cash ranged from $20,000 - $30,000 annually and is payable in quarterly installments beginning February 28, 2002. In the three and six months ended June 30, 2002, the Company issued a total of 12,314 and 17,216 unregistered shares of common stock among the four individuals. No additional shares are planned to be issued under this program as these salary reductions will be included in a separate stock compensation program issued under the Company's 2000 Stock Incentive Plan. See further discussion of the stock compensation plan in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     (d) Use of Proceeds. During the third quarter of 2000, the Company received net proceeds of approximately $89 million from an initial public offering of the Company’s common stock. Provided below is a reasonable estimate of the amount of IPO net proceeds used in each of the following categories, through June 30, 2002:

Construction of plant, building and facilities	$2,183,000
Purchase and installation of machinery and equipment	7,336,000
Construction of leasehold improvements	5,993,000
Repayment of indebtedness	3,641,000
Purchase of intellectual property licenses	2,650,000
Capitalized patent costs	1,462,000
Working capital	32,038,000
Cash and investments	33,453,000

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

Item 4. Submission of Matters to a Vote of Security Holders

         On May 13, 2002, we held our Annual Meeting of Stockholders to submit the following matters to a vote of the Company’s security holders.

         (1) Election of the entire board of seven (7) directors of the Company, to hold office until the 2003 Annual Meeting of Stockholders or until their successors are duly elected:

Director	Votes For	Votes Withheld
Robert L. Erwin	20,446,084	680,079
John D. Fowler Jr.	20,446,088	680,075
N. Leigh Anderson, Ph.D.	20,396,278	729,885
Marvyn Carton	20,931,714	194,449
Bernard I. Grosser, M.D.	20,890,208	235,955
Sol Levine	20,863,868	262,295
Kevin J. Ryan	20,880,467	245,696

         There were no abstentions, votes against or broker non-votes with respect to this proposal.

         (2) Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2002:

Votes For	Votes Against	Abstentions
21,009,694	101,798	14,671

         There were no votes withheld or broker non-votes with respect to this proposal.

Item 5. Other Information

         On July 24, 2002, N. Leigh Anderson, Ph.D., a former corporate officer of the Company, resigned as a Company director. On July 31, 2002, Charles D. Nash was appointed to the Company’s board of directors as Mr. Anderson’s replacement.

Item 6. Exhibits and Reports on Form 8-K

         (a)  List of Exhibits:

Exhibit No.	Description

10.1	Letter Agreement between registrant and N. Leigh Anderson, Ph.D.
10.2	Consultancy Agreement between registrant and N. Leigh Anderson, Ph.D.
10.3	Letter Agreement between registrant and Norman G. Anderson, Ph.D.
10.4	Consultancy Agreement between registrant and Norman G. Anderson, Ph.D.

         (b)  Reports on Form 8-K:
          No reports on Form 8-K were filed during the period covered by this Report.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	Large Scale Biology Corporation

By: /s/ Ronald J. Artale
Ronald J. Artale Chief Financial Officer Senior Vice President, Finance

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter Agreement between registrant and N. Leigh Anderson, Ph.D.
10.2	Consultancy Agreement between registrant and N. Leigh Anderson, Ph.D.
10.3	Letter Agreement between registrant and Norman G. Anderson, Ph.D.
10.4	Consultancy Agreement between registrant and Norman G. Anderson, Ph.D.