Form 10-Q
period 2002-09-30
LARGE SCALE BIOLOGY CORP
filed 2002-11-15
CIK 1108951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

Yes	☒	No	☐

          The number of shares outstanding of registrant’s common stock, $0.001 par value, as of November 8, 2002:  25,075,150

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

Large Scale Biology Corporation
Form 10-Q
For the Quarter Ended September 30, 2002

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Large Scale Biology Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$8,880,000	$24,055,000
Marketable securities	18,371,000	24,724,000
Prepaid expenses and other current assets	1,397,000	1,217,000

Total current assets	28,648,000	49,996,000
Property, plant, and equipment, net	16,457,000	18,882,000
Patents and intellectual property licenses, net	4,980,000	5,233,000
Goodwill, net	839,000	839,000
Other intangible assets, net	291,000	893,000
Other assets	826,000	1,069,000

	$52,041,000	$76,912,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,498,000	$1,816,000
Accrued expenses	564,000	1,105,000
Current portion of long-term debt	104,000	107,000
Deferred revenue and customer advances	400,000	278,000

Total current liabilities	2,566,000	3,306,000
Long-term debt	217,000	249,000
Long-term deferred revenue	—	320,000

Total liabilities	2,783,000	3,875,000

Stockholders’ equity:
Common stock, issued and outstanding:
September 30, 2002 — 25,080,306 shares
December 31, 2001 — 24,892,989 shares	192,061,000	191,901,000
Stockholders’ notes receivable	(47,000)	(50,000)
Deferred compensation	(1,171,000)	(3,093,000)
Accumulated deficit	(141,585,000)	(115,721,000)

Total stockholders’ equity	49,258,000	73,037,000

	$52,041,000	$76,912,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues	$710,000	$5,129,000	$1,625,000	$17,053,000

Costs and expenses:
Development agreements	579,000	681,000	867,000	3,216,000
Research and development	4,525,000	5,794,000	16,758,000	16,376,000
General and administrative	2,370,000	3,781,000	9,983,000	10,266,000
Amortization of purchased intangibles	156,000	325,000	468,000	975,000

Total costs and expenses	7,630,000	10,581,000	28,076,000	30,833,000

Loss from operations	(6,920,000)	(5,452,000)	(26,451,000)	(13,780,000)
Interest income, net	156,000	651,000	587,000	2,710,000

Net loss	$(6,764,000)	$(4,801,000)	$(25,864,000)	$(11,070,000)

Net loss per share - basic and diluted	$(0.27)	$(0.20)	$(1.04)	$(0.45)

Weighted average shares outstanding - basic and diluted	24,993,496	24,573,282	24,961,799	24,536,891

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(25,864,000)	$(11,070,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	3,136,000	2,968,000
Amortization of intangible assets	1,434,000	1,226,000
Stock compensation expense	1,942,000	1,953,000
Interest received in excess of accrued interest and amortized discount on marketable securities	182,000	568,000
Common stock issued for services	—	7,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	(180,000)	(2,506,000)
Other assets	100,000	348,000
Accounts payable	(359,000)	1,201,000
Accrued expenses	(406,000)	885,000
Deferred revenue and customer advances	(198,000)	(8,458,000)

Net cash used in operating activities	(20,213,000)	(12,878,000)

Cash flows from investing activities:
Purchases of marketable securities	(17,116,000)	(49,955,000)
Proceeds from matured marketable securities	23,287,000	63,213,000
Capital expenditures	(714,000)	(11,334,000)
Increase in patents and intellectual property licenses	(535,000)	(901,000)

Net cash provided by investing activities	4,922,000	1,023,000

Cash flows from financing activities:
Proceeds from issuance of common stock	5,000	154,000
Proceeds from stockholder loan payments	3,000	15,000
Change in restricted cash	143,000	523,000
Principal payments on long-term debt	(35,000)	(1,865,000)

Net cash provided by (used in) financing activities	116,000	(1,173,000)

Net decrease in cash and cash equivalents	(15,175,000)	(13,028,000)
Cash and cash equivalents at beginning of period	24,055,000	40,030,000

Cash and cash equivalents at end of period	$8,880,000	$27,002,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  The Company and Summary of Significant Accounting Policies

          Large Scale Biology Corporation and its subsidiaries, collectively, the “Company”, applies its proprietary proteomics, functional genomics and biomanufacturing technologies to develop and manufacture personalized drugs and vaccines for effective treatment of diseases.  The Company’s corporate office and genomics research facility are located in Vacaville, California.  The Company’s biomanufacturing plant is located in Owensboro, Kentucky, and the Company’s proteomics research facility is located in Germantown, Maryland.

          Basis of Presentation — The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial information.  Accordingly, these financial statements and notes thereto do not include certain disclosures normally associated with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  This interim financial information should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K.

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

          Marketable Securities — Marketable securities at September 30, 2002 and 2001 consist of commercial paper, corporate and U.S. government agency notes, and bank certificates of deposit all maturing within one year and are classified as held-to-maturity.  The amortized cost of marketable securities at September 30, 2002 and 2001 approximates fair value. There were no significant holding gains or losses for any of the periods shown.

          Goodwill and Other Intangible Assets — Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  The adoption of these new accounting standards resulted in the following changes in accounting:

•

SFAS No. 141 does not recognize assembled workforce as an identifiable intangible asset.  Accordingly, the carrying amount of assembled workforce as of December 31, 2001, equal to $115,000, was reclassified from other intangible assets to goodwill.  No other additions to goodwill, nor any write-offs or impairment of goodwill were recorded in the nine months ended September 30, 2002.

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

          The following pro-forma presentation adjusts the net loss reported in the prior year periods for the exclusion of goodwill amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net loss	$(6,764,000)	$(4,801,000)	$(25,864,000)	$(11,070,000)
Goodwill amortization	—	169,000	—	507,000

Adjusted net loss	$(6,764,000)	$(4,632,000)	$(25,864,000)	$(10,563,000)

Reported basic and diluted net loss per share	$(0.27)	$(0.20)	$(1.04)	$(0.45)
Goodwill amortization	—	0.01	—	0.02

Adjusted basic and diluted net loss per share	$(0.27)	$(0.19)	$(1.04)	$(0.43)

          All other intangible assets continue to be amortized over their useful lives and are evaluated for potential impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

          Segment Reporting — The Company operates in one reportable segment.

          Net Loss Per Share — Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  The weighted average number of potentially dilutive common shares are 318,431 and 327,689 for the three months ended September 30, 2002 and 2001, respectively, and 697,421 and 523,972 for the nine months ended September 30, 2002 and 2001, respectively.  These shares were excluded from diluted net loss per share because of their anti-dilutive effect.

          Reclassifications — Certain 2001 amounts have been reclassified in order to conform to the 2002 presentation.

2.  Dow Contract

          The Company entered into a Collaboration and License Agreement with The Dow Chemical Company and its subsidiary, Dow AgroSciences LLC (collectively, “Dow”) on September 1, 1998.  The research collaboration portion of the agreement had a three-year term ending in August 2001.  Under the research collaboration, the Company received funding for sponsored genomics research and payments for technology access fees and milestone achievements.  Revenues from the research collaboration represented 90% and 89% of total revenues for the three and nine months ended September 30, 2001, respectively.  The research collaboration ended in August 2001. The Company retains royalty rights related to future sales of products by Dow that were developed in connection with the research collaboration. The Company does not expect to realize significant revenues from these royalty rights in the foreseeable future.

3.  Stock Compensation

          Effective July 1, 2002, 24% of the Company’s employees (after a headcount reduction in June 2002) realized a 10% annual reduction in future cash compensation.  Three executive officers previously reduced their annual cash compensation between 8% - 10% effective December 1, 2001. These officers now realize reductions of approximately17% - 20% of their annual cash compensation.  The reductions in cash compensation will be replaced in equal amounts by compensation in the form of the Company’s common stock per the terms of a Stock Issuance Program (“Program”) under the Company’s 2000 Stock Incentive Plan.  Beginning September 30, 2002 and at the end of each of the following three quarterly periods, each participant will receive an award of common stock equal to 25% of their respective annual reduction in cash compensation.  The number of shares awarded to each participant will equal each participant’s award amount divided by the closing price of the Company’s common stock as reported on NASDAQ on the last trading day of each quarterly period.  The awarded shares are subject to both a vesting requirement and a repurchase right granted to the Company.  The Company will hold the awarded shares in escrow until the repurchase right expires.  Participants will “cliff vest” in their respective shares on July 1, 2003.  The

Company’s repurchase right is exercisable if and only if the Company does not realize positive cash flows (as defined in the terms of the Program) during the six month period ended June 30, 2005.  The repurchase price is equal to the original issuance price of each of the quarterly stock awards.  Upon the expiration or exercise of the Company’s repurchase right in July 2005, participants will receive either their awarded shares or an amount of cash equal to the cumulative repurchase price.  These stock awards will result in the recognition of compensation expense.  At September 30, 2002, the Company issued 77,400 shares of common stock under the Program.

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

Description of Business

          We are a biotechnology company founded in 1987.  Our primary goal is to develop and manufacture personalized drugs and vaccines for effective treatment of diseases.  In addition, we are marketing our technologies to collaborators and commercial customers.  We have technological expertise in three areas: (1) proteomics, which is the study of proteins and how they change in disease and in response to drugs, (2) functional genomics, which is the study of genes and their relationship to each protein’s function, and (3) the production of proteins for commercial applications.  The Company’s corporate office and genomics research facility are located in Vacaville, California.  The Company’s proteomics research facility is located in Germantown, Maryland, and the Company’s biomanufacturing plant is located in Owensboro, Kentucky.

          Our strategy is threefold: (1) commercialize products and technologies in the field of human and animal healthcare, using proprietary methods to identify and analyze genes and proteins associated with disease (hereafter, “biopharmaceutical development”), (2) provide quick and cost-effective manufacturing of therapeutic proteins (hereafter, “biomanufacturing”), and (3) capitalize on our leadership position in proteomics technology for protein discovery and analysis applications (hereafter, “proteomics”).  Each of these areas of our business is further discussed below.

Biopharmaceutical Development

          Our strategy in this area is the development of the Company’s drug pipeline including our non-Hodgkin’s lymphoma (“NHL”) vaccine, our alpha-Galactosidase product, and our stem cell growth factor program.  In addition, we are developing other potential drugs or technologies using the Company’s proprietary GENEWARE technology.  The development of our NHL vaccine, alpha-Galactosidase product, and stem cell growth factor program is discussed below:

•

Non-Hodgkin’s lymphoma vaccine — In August 2002, we announced the results from the completion of our Phase I clinical trial.  Based upon the safety and immune response results from the Phase I patients, we have revised our previous plans regarding a Phase II clinical trial.  We previously anticipated following the traditional sequential order of clinical trials, beginning with Phase I followed by separate Phases II and III.  Drug marketing approval from the Food and Drug Administration (“FDA”) is normally applied for after Phase III.  Given the substantial quantity and quality of data we gathered from our Phase I clinical trial, we plan to apply for conditional marketing approval from the FDA and conduct a multi-site Phase II/III pivotal clinical trial.  We believe the advantage of a Phase II/III clinical trial is to accelerate the FDA approval of our NHL vaccine compared to the cumulative timeframe of separate Phase II and III clinical trials.  We are currently planning the Phase II/III clinical trial and we expect to complete such plans as well as our preliminary discussions with the FDA by the first quarter of 2003.  We also anticipate conducting one or more additional Phase I/II studies to explore the appropriateness of developing our vaccines for additional segments of the NHL patient population.  We have also analyzed the funding requirements of future clinical trials.  While we believe that a Phase II/III clinical trial is less expensive than the cumulative cost of separate Phase II and III clinical trials, we have concluded that we must secure additional funding given our current financial condition and operating cash flows will not support the cost of a Phase II/III clinical trial.  Accordingly, we plan to seek funding for a Phase II/III clinical trial through a commercial collaboration with a third party.  We are currently in discussions with potential collaborators and we may enter into a collaboration agreement in 2003.  We cannot provide any assurance or estimate with certainty when and if we may realize revenues from the distribution and/or licensing of our NHL vaccine.

•

alpha-Galactosidase  product — Human alpha-Galactosidase is an enzyme that can potentially be used as a treatment for a genetic disorder called Fabry’s disease.  In the course of a collaboration with the National Institutes of Health, we believe that we have developed a unique process using our GENEWARE technology for cost-effective production of alpha-Galactosidase.  We have filed an orphan drug application with the FDA and we are currently preparing an investigational new drug application to initiate a Phase I clinical trial.  We plan to pursue a collaboration agreement to fund a Phase I clinical trial and for potential commercial development.  We cannot provide any assurance or estimate with certainty when and if we may realize revenues from the distribution and/or licensing of our alpha-Galactosidase product.

•

Growth factor technology — We have entered into several evaluation licenses with educational institutions and commercial companies to explore potential applications of our reagent product (“Plurigen”).  Potential revenue opportunities from these evaluations include sales of reagent product or income from licensing agreements.  We expect these feasibility studies will identify revenue opportunities, if any, for our reagent product by the end of 2002 and any potential revenue may be realized beginning in 2003.  In addition, we are applying our proteomics and genomics technologies to the discovery and development of potential therapeutic products in this category.  Success could lead to commercial collaboration revenues.

Biomanufacturing

          Our biomanufacturing plant in Kentucky is operational and is capable of producing proteins in conjunction with our proprietary GENEWARE technology or by using our customer's technology.  We believe our biomanufacturing plant can provide contract biomanufacturing services to other biotechnology or pharmaceutical companies to support their clinical trials or distribution businesses.  We have already entered into supply agreements or feasibility studies with third parties for the future production of proteins and we have recognized revenues from certain of these collaborations in 2002. If we are successful in securing funding for the future clinical trials of our NHL vaccine and alpha-Galactosidase product, we intend to produce those products using our biomanufacturing plant. The simultaneous production of proteins for third parties and our internal product development will eventually require an increase in the production capacity of our plant.

Proteomics

          We are currently pursuing fee-based contract research with commercial, academic and government entities for the discovery of pharmaceutically useful proteins using our proprietary ProGex technology.  We expect to generate fee-for-service revenue from this contract research as well as revenue from licensing agreements involving our proteomics technologies.  Our $12.3 million award from the National Institute of Environmental Health Sciences in July 2002 to analyze protein reactions to various environmental exposures is an example of our business development opportunity in this area. In addition, we remain optimistic about realizing value from products which may be discovered using our proteomics technology.

Financial Summary

The Company’s recent operating results and financial position are summarized as follows:

•

In recent years, the Company’s revenues were almost entirely earned from a research collaboration with The Dow Chemical Company and its subsidiary Dow AgroSciences LLC, or collectively, Dow.  Under our agreement with Dow, the Company received funding for sponsored genomics research and payments for technology access fees and milestone achievements.  We earned over $52 million in revenue from this collaboration, representing at least 84% of our total revenues in each year between 1998 and 2001.  This research collaboration ended in August 2001.  We do not expect any research collaborations in the foreseeable future to have a potential value similar to our agreement with Dow.  Instead, we believe that replacing the revenues from the Dow collaboration will require multiple sources of revenue including new collaboration agreements, supply agreements, product sales, or license fees.

•

The Company incurred significant losses in the nine months ended September 30, 2002 and in each year since inception in 1987.  We expect to continue realizing material losses until our business development strategies generate significant revenues.

•

The Company incurred negative operating cash flows of $20.2 million in the nine months ended September 30, 2002, and $18.9 million and $13.0 million in the years ended December 31, 2001 and 2000, respectively.  The increasingly negative trend of operating cash flows is primarily attributable to the completion of the Dow collaboration in August 2001 and the lack of significant revenues and/or cash receipts from other collaborators or customers since that time.

          For the Company to begin generating positive earnings and operating cash flows, we must generate significant revenues and cash receipts from new research collaborations, product sales, license fees, or contract biomanufacturing.  We have taken several steps in 2002 to reduce our operating costs including headcount reductions, cancellation of certain consulting and outside research services, improvements in operational efficiency, and the delay or cancellation of certain capital expenditures.  However, without near-term increases in revenue or cash inflows from other potential sources of working capital including partnerships, additional equity issuances or sales of assets, we will likely need to force additional reductions in operating expenses and/or reduce the rate of investment or scope of product development activities.  We continue to evaluate each of our core technologies (proteomics, functional genomics, and biomanufacturing), our internal research projects and our product development initiatives to emphasize near-term opportunities to generate revenue and cash flows.  As a result of these evaluations, we may decide to exit or sell one or more of our lines of business or cancel or delay one or more current projects or products under development.  If the Company decides to exit or sell a line of business or cancel a project or product under development, we may realize a material financial loss on such sale or abandonment.

Results of Operations

          Revenues — Revenues decreased $4.4 million and $15.4 million in the three and nine months ended September 30, 2002, respectively, compared to the prior year periods.  These decreases are primarily attributable to the completion of our research collaboration with Dow in August 2001.  Revenues from Dow equaled $4.6 million and $15.1 million in the three and nine months ended September 30, 2001.  No revenues from Dow were recognized subsequent to August 2001.  We expect revenues in the fourth quarter of 2002 to be higher than the current quarterly period due to the following revenue generating agreements recently entered into:

•

In July 2002, the National Institute of Environmental Health Sciences, on behalf of the National Center for Toxicogenomics, awarded a five-year contract to the Company valued at approximately $12.3 million.

•	In October 2002, the National Institute of Standards and Technology awarded a $2 million, three-year grant to the Company to develop a new vaccine discovery and production platform.

•

In October 2002, the Company licensed its proteomics sample preparation and immunosubtraction technology to Agilent Technologies, Inc. in exchange for an up-front license fee and future license fees based upon achievement of certain milestones.

          Development agreement costs — Development agreement costs consist mainly of personnel expenses and research materials related to activities performed under revenue generating research agreements or government grants.  Development agreement costs decreased $102,000 and $2.3 million in the three and nine months ended September 30, 2002, respectively, compared to the prior year periods.  These decreases are primarily attributable to the completion of our research collaboration with Dow in August 2001, partially offset by costs related to new agreements on the current quarterly period.  Development agreement costs related to the Dow research collaboration equaled $427,000 and $2.4 million in the three and nine months ended September 30, 2001.  We expect future development agreement costs to fluctuate consistently with increases or decreases in revenues earned from any new research agreements or government contracts we may enter into.

          Research and development expenses — Research and development expenses consist mainly of internal personnel, consulting and outside research services, and materials related to research activities.  Research and development expenses decreased $1.3 million, or 22%, and increased $382,000, or 2%, in the three and nine months ended September 30, 2002, respectively, compared to the prior year periods.   The decrease in the current quarterly period is primarily attributable to headcount reductions incurred in June 2002 as part of a company-wide restructuring intended to reduce our operating costs.  The increase for the nine months ended September 30, 2002 is primarily attributable to the reallocation of resources from activities associated with the Dow research collaboration to internally funded research projects.  For reporting purposes, this reallocation of resources resulted in increased research and development expenses and decreased development agreement costs.  We expect research and development expenses in subsequent quarters to be materially consistent with the three months ended September 30, 2002.  However, without an improvement in the Company’s operating cash flows or new sources of working capital, we may have to significantly reduce research and development expenses in order to conserve working capital.

          General and administrative expenses — General and administrative expenses largely consist of non-research personnel.  General and administrative expenses decreased $1.4 million, or 37%, and $283,000, or 3%, in the three and nine months ended September 30, 2002, respectively, compared to the prior year periods.  The decrease in the current quarterly period is primarily attributable to headcount reductions incurred in June 2002 as part of a company-wide restructuring intended to reduce our operating costs.  The decrease for the nine months ended September 30, 2002 is primarily attributable to the significant expense reduction in the current quarterly period partially offset by approximately $900,000 of restructuring related expenses recorded in the three months ended June 30, 2002.  We expect general and administrative expenses in subsequent quarters to be materially consistent with the three months ended September 30, 2002.  However, without an improvement in the Company’s operating cash flows or new sources of working capital, we may have to significantly reduce general and administrative expenses in order to conserve working capital.

          Amortization of purchased intangibles — Amortization expense relates to the Company’s purchase of Large Scale Proteomics Corporation in 1999.  Amortization expense decreased $169,000 and $507,000 in the three and nine months ended September 30, 2002, respectively, compared to the prior year periods.  These decreases are attributable to the discontinuance of amortizing goodwill effective January 1, 2002 in accordance with SFAS No. 142.  We expect amortization expense for the fourth quarter of 2002 to be consistent with the three months ended September 30, 2002.

          Interest income, net — Net interest income decreased $495,000, or 76%, and $2.1million, or 78%, in the three and nine months ended September 30, 2002, respectively, compared to the prior year periods.  These decreases are attributable to the Company’s declining cash balance available for investment and the significant reduction in interest yields throughout 2001 and 2002.  Unless the Company’s cash position improves, we expect interest income to continue declining in subsequent quarters.

Liquidity and Capital Resources

	Nine Months Ended September 30,

	2002	2001

Net cash used in operating activities, excluding marketable securities activity	$(20,395,000)	$(13,446,000)
Cash used in investing activities, excluding marketable securities activity	(1,249,000)	(12,235,000)
Net cash provided by (used in) financing activities	116,000	(1,173,000)

Net decrease in cash, cash equivalents and marketable securities	(21,528,000)	$(26,854,000)

Cash, cash equivalents and marketable securities at December 31, 2001	48,779,000

Cash, cash equivalents and marketable securities at September 30, 2002	$27,251,000

          We have historically funded our working capital needs through payments received from research collaboration agreements and issuances of preferred and common stock, including our initial public offering of common stock in the third quarter of 2000.  In the nine months ended September 30, 2002, we received a nominal amount of cash from new research agreements and government contracts.  As a result, our cash and marketable securities balance was used during this period at a rate that is unsustainable for a long-term period.  The preservation of our cash and marketable securities in subsequent quarters depends on the Company’s ability to generate revenues and control operating costs.  As highlighted below, the organizational restructuring implemented in June 2002 reduced our cash operating expenses in the three months ended September 30, 2002 compared to both the prior year period and the second quarter of 2002, excluding restructuring related disbursements in the second quarter.  Based upon our current level of operating cash flows, in combination with ongoing steps to reduce operating costs, we expect that our cash and marketable securities balance at September 30, 2002 is sufficient to meet our working capital and capital expenditure needs through the end of 2003.  However, if the Company continues to experience significant negative operating cash flows, we may need to implement additional organizational restructurings, sell additional equity or debt securities, obtain credit financing, enter into joint venture or partnership arrangements or sell all or a portion of certain assets or technologies in order to fund our product development activities through the estimated development periods.  Given the Company’s financial position, equity or credit financing may not be available to the Company or on terms acceptable to the Company.  Also, the sale of additional equity or convertible debt securities may result in significant dilution to our current stockholders.

          Net cash used in operating activities — Provided below is a functional analysis of the Company’s operating cash flows.

	Three Months Ended,

	September 30,2002	June 30,2002	September 30,2001

Cash operating expenses	$6,114,000	$7,228,000 *	$7,464,000
Cash receipts from customers	(350,000)	(512,000)	(1,631,000)
Net interest income received	(176,000)	(371,000)	(668,000)

Net cash used in operating activities	$5,588,000	$6,345,000	$5,165,000

	* Excluding $1.0 million in restructuring related disbursements.

          As noted above, the Company’s restructuring in June 2002 reduced our cash operating expenses in the current quarterly period on a sequential basis and compared to the prior year period.  We continue to identify opportunities to lower our operating costs in order to reduce our cash burn rate.  The reduction in cash receipts for the current quarterly period compared to the prior year is primarily attributable to payments received from Dow in the prior year period for sponsored research.  The trend of decreasing interest received is primarily attributable to the Company’s declining cash balance available for investment.  We expect that cash receipts from customers will increase in subsequent quarters as we begin to receive funding from recently awarded government contracts.  However, based upon the value of our current revenue generating agreements, we expect to continue realizing material negative operating cash flows for the foreseeable future.

          Cash used in investing activities, excluding marketable securities activities — Capital expenditures decreased $10.6 million in the nine months ended September 30, 2002 compared to the prior year period.  In the nine months ended September 30, 2001, the Company invested $7.6 million, primarily for leasehold improvements, at our proteomics research facility in Germantown, Maryland.  We believe the infrastructure and capacity of our research facilities in California and Maryland and our biomanufacturing plant in Kentucky are sufficient to support the Company’s business objectives in the near term.  Accordingly, we do not expect significant amounts of capital expenditures in subsequent quarters.  However, this planned amount may change based upon the requirements of any new research or biomanufacturing supply agreements we may enter into.

          Net cash provided by (used in) financing activities — The improvement in cash flow from financing activities for the nine months ended September 30, 2002 compared to the prior year period is primarily attributable to lower debt repayments.

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

          Revenue Recognition — We may earn revenues from several sources including:  1) research and collaboration agreements and government grants that consist of one or more revenue sources including technology access fees, milestone payments and research funding, 2) contract biomanufacturing, 3) license fees, and 4) royalties.  We recognize revenues for each of these components as follows:

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

          We may enter into biomanufacturing agreements with other biotechnology or pharmaceutical companies to supply such companies with specific proteins or drugs as part of their clinical trial processes or drug distribution businesses.  Given the customized nature and process development lead time associated with each protein or drug to be manufactured, the pricing terms of these agreements may be on a “cost plus” basis or equal a fixed amount per defined unit or lot of delivered product.  We recognize revenue from biomanufacturing agreements upon delivery of a specified quantity of product unless the delivery is subject to customer acceptance, in which case revenue is recognized upon such acceptance.

          We may provide licenses to third parties for the exclusive or non-exclusive access to certain of the Company’s technologies for commercial development purposes.  We may receive fees from such licenses in the form of up-front payments, additional payments upon achievement of milestones, and royalty rights upon the successful commercialization by the licensee of a product containing the licensed technology.  License agreements normally provide immediate access by the licensee to the Company’s technology and do not require the Company to provide any research services or other support toward the licensee’s commercial development efforts.  Accordingly, we recognize upfront license fees as revenue upon the effective date of the licensee’s first access to the Company’s technologies.  Additional license fees payable upon achievement of milestones are recognized as revenue upon such achievement and royalty payments are recognized as revenue when earned by the Company.

          Intangible and Long Lived Assets — The Company’s intangible and long-lived assets include goodwill and other intangibles related to the Company’s acquisition of Large Scale Proteomics Corporation, capitalized costs of filing patent applications that relate to commercially viable technologies, capitalized license fees for rights to specified technologies, and property and equipment related to our biomanufacturing facility in Kentucky.  Except for goodwill, all intangible and long lived assets are amortized or depreciated over the shorter of (1) their estimated useful lives, (2) the estimated period that the assets will generate revenue, or (3) the statutory or contractual term in the case of patents and intellectual property licenses.  Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.  Effective January 1, 2002, we discontinued amortizing goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Instead, we will evaluate goodwill for possible impairment on an annual basis or sooner if warranted.  We evaluate our other intangible assets and our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  If any of our intangible assets, including goodwill, and long lived assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

          Stock-Based Compensation — The Company normally grants stock options having fixed exercise prices and a fixed number of shares of common stock that may be acquired.  We account for stock options granted to employees and directors using the intrinsic value method of accounting.  As such, we recognize compensation expense only if the quoted market value of the Company’s common stock exceeds the exercise price of the stock option on the grant date.  Any compensation expense realized per the intrinsic value method is amortized over the vesting period of the option.   Stock options issued to non-employees as consideration for goods or services provided to the Company are accounted for under the fair value method, which requires that compensation expense be recognized for all such options.

Factors That May Affect Our Business

          We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks, and other risks are discussed elsewhere in this Report.

Risks Related To Our Business

     We are at an early stage of product commercialization, and we may not be able to successfully develop our products and technologies nor sustain commercial use of our technology

          We are in an early stage of commercialization, and we are subject to all the risks inherent in the development of a business enterprise, including the need for substantial capital to support the development of our products and technologies.

          Our anticipated products, including our novel vaccines for the treatment of non-Hodgkin’s lymphoma, or NHL, most likely will require that we enter into new collaborations before we can manufacture and/or market them. Vaccines are also subject to the governmental regulatory process. Because we are in new and developing fields, and our research focuses on new and unproven products, our therapeutic vaccines, proteins and other therapeutics under development may not be effective in humans, or may not meet regulatory requirements for safety and efficacy. In addition, even if we successfully develop a product, there may not be a substantial commercial market for that product at commercially viable prices.

     We are in new and developing fields and there may not be a market for our technologies

          Our technologies, including our ProGex system and GENEWARE technology, have limited commercial precedent. Much of our research is fundamentally unique and we cannot assure the acceptance of its scientific merit or the benefits of products produced by it, nor that the public will react favorably to it. The usefulness of the information and products generated by our proteomics, functional genomics and bioinformatics technologies is unproven, and our collaborators and potential collaborators may determine that they are not useful or cost-effective. We generate large amounts of data from our research with genes and proteins and we may not be able to timely mine or integrate this data, or turn it into commercially viable information. In addition, we must complete development of our technologies in time to meet market demand, if any. If we fail to do so, it is likely that other technologies and companies will predominate and we will not be able to earn a sufficient return on our investment.

     In an environment of diminished revenue, we may not be able to  preserve working capital and extend the viability of the Company

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

     We have a history of losses and cannot predict when we will become profitable, if at all

          We have had net losses in each year since our inception in 1987. We sustained a net loss of $6.8 million in the three months ended September 30, 2002, and had an accumulated deficit of $141.6 million as of September 30, 2002.  From September 1998 through August 2001, almost all of our revenues came from our research collaboration with Dow. The research collaboration with Dow ended on August 31, 2001 and we expect no additional revenues under our contract with Dow for the foreseeable future. We have not yet entered into any new collaborations of the magnitude that could make up for the decrease in cash flow and revenues resulting from the completion of  our research collaboration with Dow. We expect to continue to spend significant amounts to develop products and to fund our operations. As a result we will need to generate significant additional revenues from collaborations and the commercialization of our products and technologies to achieve profitability. We expect to incur substantial losses in the foreseeable future. If we are unable to enter into major new collaborations, control our operating expenses and successfully commercialize our products and technologies, we may never become profitable and we may fail.

     We will likely require additional capital

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

     General economic conditions result in uncertainty with respect to other companies’ and entities’ collaborating with us or otherwise dealing with us, and this can have an adverse effect on our revenues and cash flows

          To a large extent, decisions by businesses and other entities to collaborate or otherwise do business with us are discretionary, and the decision making process typically takes many months to complete. We believe that the prolonged slowdown in the U.S. economy and economies overseas has caused, and may continue to cause such potential collaborators and customers to defer decisions to work with us or to access our technologies. As a result, we expect that revenues and cash flows will be uncertain for the next several quarters. Therefore, it is difficult to accurately assess and predict the future demand for our products, technologies and services. If these general economic conditions continue, such conditions will likely have a continuing, adverse effect on our revenues and operating results.

     Alternative technologies may supersede our technologies or make them non-competitive

          Genomics, proteomics, biomanufacturing and bioinformatics are fields that are intensely competitive. They are characterized by extensive research efforts, which result in rapid technological progress which can render existing technologies obsolete or economically noncompetitive. If our competitors succeed in developing products or technologies that are more effective than ours or that render our products or technologies obsolete or noncompetitive, our business will suffer. Many universities, public agencies and established pharmaceutical, biotechnology, chemical and other life sciences companies with substantially greater resources than we have are developing and using technologies and are actively engaging in the development of products similar to or competitive with our products and technologies. Like us, our competitors are using proteomics and genomics technologies to identify potential drug targets, therapeutic proteins and diagnostic marker proteins. In addition, our competitors have developed databases containing gene sequence, gene expression, genetic variation or other genomic information and are marketing or plan to market their data to pharmaceutical, biotechnology, chemical and other life sciences companies. To remain competitive, we must continue to invest in new and existing technologies, expand our databases and improve our bioinformatics software.  We may not have the resources to continue such investment.

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

     We may not be able to enter into collaborations necessary to fully develop and commercialize our products and technologies, and we will be dependent on our collaborators if we do

          We are independently pursuing some therapeutic product applications into the development stage. However, we expect to develop and commercialize most of our future products in collaboration with pharmaceutical and biotechnology companies. For example, we recently changed our strategy concerning NHL vaccine and are seeking to proceed with a partner to complete the development of this product. We cannot guarantee that such collaborative arrangements will be available to us on acceptable terms, or at all. Our success will depend in large part on our ability to enter into future collaborations with other companies for the financing of development and/or regulatory approval and commercialization of our products. Our reliance upon these companies for these capabilities will reduce our control over such activities and could make us dependent upon them. To date, we have entered into only a limited number of collaborations. Generally, the scope of these collaborations has been to demonstrate the function of plant genes and the feasibility of using viral vectors to create proteins in plants and to identify marker proteins for drug development and diagnostics. Our existing agreements generally provide us with rights to participate financially in the commercial development of products resulting from the use of our technologies. We may be unable to obtain such rights in future collaborations. In addition, unforeseen delays or complications could arise and result in the breach of our contractual obligations with our collaborators and others, or render our technologies unable to perform at the quality and capacity levels required for success.

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

     We may be unable to recruit and retain senior management and other key scientific personnel on whom we are dependent

          The loss of one or more of our senior management or other key scientific personnel could significantly harm our business and could inhibit our research and development and commercialization efforts.  None of our key personnel are subject to employment agreements. There is currently a shortage of skilled senior management in the biotechnology industry, which is likely to continue and intensify. In addition, we face competition for research scientists and technical staff from other companies, academic institutions, government entities, nonprofit laboratories and other organizations.  We have implemented significant salary reductions for over twenty of our highest paid employees to conserve cash, and we may not be able to otherwise incentivize key personnel adequately to retain them.  Failure to recruit and retain senior management and scientific personnel on acceptable terms would prevent us from achieving our business objectives.

     Concentration of ownership among our existing executive officers, directors and principal stockholders may enable them to collectively control all significant corporate decisions

          Our directors, our executive officers and entities affiliated with our directors and our executive officers beneficially own, in the aggregate, approximately 32% of our outstanding common stock as of October 31, 2002. These stockholders as a group may be able to control our management and affairs and be able to control most matters requiring the approval of our stockholders, including any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership will also prevent a change of control of our Company if these stockholders oppose it, and may discourage third parties from making a proposal to cause a change of control in the first instance.

          Our stock could be delisted from the Nasdaq National Market if it does not meet NASDAQ’s minimum bid price

          Under the NASDAQ National Market ’s listing maintenance standards, our stock must maintain a minimum bid price of $1.00. The bid price for our stock has recently closed at $1.15 per share. If the bid price for our stock declines and remains below $1.00 for 30 trading days, NASDAQ may choose to notify us that it may delist our stock from the NASDAQ National Market. After the initial 30-day trading period, we would have a 90-day probationary period during which our stock must meet the $1.00 minimum bid price requirement. If our stock price does not trade above $1.00 for at least ten consecutive days during the 90-day probationary period, we would be entitled to a hearing before the NASDAQ National Market. However, we can provide no assurance regarding the outcome of that hearing and our stock could be delisted from the NASDAQ National Market following such hearing. Delisting from the NASDAQ National Market may, among other things, limit the liquidity and adversely affect the trading price of our stock.  If our common stock ceases to be listed on the NASDAQ National Market, we expect that our common stock would then be traded on the NASDAQ SmallCap Market. If our stock is potentially subject to delisting from the NASDAQ National Market, we may have the ability to increase our stock price through certain capital transactions including a reverse stock split or share repurchases.

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

Risks Related to Our Industry

     If companies in the pharmaceutical, biotechnology, agricultural, chemical and life sciences industries do not succeed or their demand for our products and technologies decreases, then our revenues could be reduced

          We expect to derive our revenues primarily from products and technologies provided to the pharmaceutical, biotechnology, agricultural, chemical and life sciences industries. Accordingly, our success will depend directly on the success of companies in these industries and their demand for our products, services and technologies. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by companies in those industries, or their unwillingness or inability to use our products and technologies. These reductions and delays may result from factors that are not within our control, such as:

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

     If we use hazardous materials in our business in a manner that causes injury or violates laws, we may be liable for substantial damages

          Our research and development processes involve the use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. The chemicals we use include, but are not limited to, flammable solvents such as methanol and ethanol, ethidium dye which is a commonly used fluorescent dye for visualizing DNA, and buffer solutions used in the purification of DNA, and various organic solvents, acids and bases.  We also use several radioisotopes including phosphorous-32, carbon-14, sulfur-35, phosphorous-33, iodine-125 and hydrogen-3. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages and criminal penalties in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. Further, it is possible that the materials we use could contaminate another party’s property. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets and our ability to pay the liability. In addition, compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research and development and production efforts. Although we have general liability insurance, these policies do not cover claims arising from pollution from chemical, radioactive or biological materials. Our collaborators may also be working with various types of hazardous materials in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury we or our collaborators cause to persons or property by exposure to, or release of, any hazardous materials.

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

Risks Related to Our Intellectual Property

     Patent protection in the biotechnology industry is uncertain, which may result in a decrease in the value of our products and technologies

          We are involved in overlapping and rapidly evolving areas of biotechnology, pharmaceutical development and basic research involving viral vectors, plant transgenics, proteomics, functional genomics, protein transformation, and immunotherapy. Each of these areas has been the subject of intense research and patenting activity throughout the world by our commercial competitors, actual and potential collaborators, academic institutions and government researchers. We cannot determine whether or not there are patents currently pending that, if issued, would prevent us from practicing our core technologies, commercializing them or developing commercially viable products based upon them.

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

          Throughout the world there are numerous issued patents, as well as published foreign patent applications which may issue as patents, many of which relate to our current operations, our anticipated future operations and the products we are likely to develop. The scope of these patents is a matter of legal interpretation and is subject to uncertainty. We have not obtained, but we may in the future obtain, opinions from our patent counsel that we have freedom to conduct our commercial activities free of claims of patent infringement from third parties. For example, we are aware of one company, Enzon, Inc., that through its subsidiary, SCA Ventures, Inc., owns or has licensed a broad portfolio of patents to single-chain antigen binding proteins. Enzon, in a letter mailed to numerous companies including us, has stated that it would like to discuss providing a license under these patents. In addition, Dow owns or controls certain patent rights in the field of viral vectors covering the infection of plant cells and the expression of foreign genes in plant cells, and has informed us that it believes that some of our plant viral activities may fall within the scope of its patents. Two patents issued to us in October 2001 reference the Dow-controlled patents and conclude that they do not constitute prior art. If we are unable to resolve this matter, and are found to have infringed upon Dow’s rights, our product development and research activities related to plant viruses which fall within the scope of Dow’s patents may be delayed or terminated. These kinds of disagreements could result in costly and time-consuming litigation and divert our financial and managerial resources.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

               The Company’s exposures to market risks are fully explained in our Annual Report on Form 10-K for the year ended December 31, 2001.  No material changes to the information provided in our Annual Report have occurred subsequent to December 31, 2001 through September 30, 2002.

Item 4.    Controls and Procedures

                (a) Evaluation of disclosure controls and procedures. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our chief executive officer and our chief financial officer, based upon their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that as of their evaluation date, our disclosure controls and procedures were effective for this purpose.

                (b) Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date our chief executive officer and chief financial officer carried out their evaluation as referenced in the above paragraph.

PART II – OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

              (d) Use of Proceeds. During the third quarter of 2000, the Company received net proceeds of approximately $89 million from an initial public offering of the Company’s common stock.  Provided below is a reasonable estimate of the amount of IPO net proceeds used in each of the following categories, through September 30, 2002:

Construction of plant, building and facilities	$2,290,000
Purchase and installation of machinery and equipment	7,486,000
Construction of leasehold improvements	5,993,000
Repayment of indebtedness	3,653,000
Purchase of intellectual property licenses	3,264,000
Capitalized patent costs	1,585,000
Working capital	38,477,000
Cash and investments	26,008,000

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

Item 6.    Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Exhibit No.	Description

10.01	Form of Stock Issuance Agreement under the 2000 Stock Incentive Plan

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the period covered by this Report.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LARGE SCALE BIOLOGY CORPORATION

Date: November 14, 2002	By:	/s/ RONALD J. ARTALE

Ronald J. Artale Chief Financial Officer Senior Vice President, Finance

CERTIFICATIONS

I, Robert L. Erwin, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Large Scale Biology Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		/s/ ROBERT L. ERWIN

Robert L. Erwin Chief Executive Officer

I, Ronald J. Artale, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Large Scale Biology Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		/s/ RONALD J. ARTALE

Ronald J. Artale Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit Title

10.01	Form of Stock Issuance Agreement under the 2000 Stock Incentive Plan