Form 10-Q
period 2003-03-31
LARGE SCALE BIOLOGY CORP
filed 2003-05-15
CIK 1108951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The number of shares outstanding of registrant’s common stock, $0.001 par value, as of May 9, 2003:  25,526,842

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

Large Scale Biology Corporation
Form 10-Q
For the Quarter Ended March 31, 2003

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Large Scale Biology Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$6,752,000	$8,238,000
Marketable securities	12,369,000	14,840,000
Prepaid expenses and other current assets	1,209,000	1,529,000

Total current assets	20,330,000	24,607,000
Property, plant, and equipment, net	12,410,000	14,865,000
Patents and intellectual property licenses, net	4,012,000	4,434,000
Other intangible assets, net	—	52,000
Other assets	621,000	783,000

	$37,373,000	$44,741,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,032,000	$956,000
Accrued expenses	608,000	571,000
Current portion of long-term debt	146,000	145,000
Deferred revenue and customer advances	245,000	245,000

Total current liabilities	2,031,000	1,917,000
Long-term debt	152,000	165,000

Total liabilities	2,183,000	2,082,000

Stockholders’ equity:
Common stock, issued and outstanding: March 31, 2003 — 25,564,092 shares; December 31, 2002 — 25,223,753 shares	192,280,000	192,160,000
Stockholders’ notes receivable	(29,000)	(46,000)
Deferred compensation	(521,000)	(550,000)
Accumulated deficit	(156,540,000)	(148,905,000)

Total stockholders’ equity	35,190,000	42,659,000

	$37,373,000	$44,741,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues	$854,000	$425,000

Costs and expenses:
Development agreements	935,000	127,000
Research and development	3,233,000	6,325,000
General and administrative	2,641,000	3,588,000
Impairment of property	1,698,000	—
Amortization of purchased intangibles	52,000	156,000

Total costs and expenses	8,559,000	10,196,000

Loss from operations	(7,705,000)	(9,771,000)
Interest income, net	70,000	225,000

Net loss	$(7,635,000)	$(9,546,000)

Net loss per share – basic and diluted	$(0.30)	$(0.38)

Weighted average shares outstanding – basic and diluted	25,253,244	24,933,122

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(7,635,000)	$(9,546,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	762,000	1,042,000
Amortization of intangible assets	276,000	412,000
Stock compensation expense	129,000	598,000
Impairment of property	1,698,000	—
Write-off of capitalized patent costs	199,000	—
Loss on sale of equipment	156,000	—
Provision for doubtful accounts receivable	154,000	—
Interest received (accrued) in excess of interest accrued (received)	40,000	(3,000)
Changes in assets and liabilities:
Prepaid expenses and other current assets	10,000	43,000
Other assets	19,000	60,000
Accounts payable	76,000	288,000
Accrued expenses	52,000	(82,000)
Deferred revenue and customer advances	—	(79,000)

Net cash used in operating activities	(4,064,000)	(7,267,000)

Cash flows from investing activities:
Purchases of marketable securities	(3,627,000)	(9,013,000)
Proceeds from matured marketable securities	6,058,000	8,929,000
Capital expenditures	(5,000)	(219,000)
Increase in patents and intellectual property licenses	—	(127,000)

Net cash provided by (used in) investing activities	2,426,000	(430,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,000	1,000
Proceeds from stockholder loan payments	17,000	3,000
Change in restricted cash	143,000	—
Principal payments on long-term debt	(12,000)	(12,000)

Net cash provided by (used in) financing activities	152,000	(8,000)

Net decrease in cash and cash equivalents	(1,486,000)	(7,705,000)
Cash and cash equivalents at beginning of period	8,238,000	24,055,000

Cash and cash equivalents at end of period	$6,752,000	$16,350,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  The Company and Summary of Significant Accounting Policies

          Large Scale Biology Corporation is a research and development company.  Our goals include the development of therapeutic products using our proprietary technologies and expertise and the delivery of services to potential customers including protein marker discovery and the biomanufacture of therapeutic proteins, vaccines and industrial biomolecules.  Examples of therapeutic products we are developing include:

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

          The Company incurred net losses of $33,184,000 and $20,689,000 and negative operating cash flows of $23,932,000 and $18,451,000 in the years ended December 31, 2002 and 2001, respectively.  These negative cash flows were financed primarily by proceeds from the Company’s IPO in 2000.  If we are unable to generate significant revenues in 2003 or generate other potential sources of working capital including partnerships, mergers or sales of assets or technologies, the Company’s operations may be adversely affected.

          Basis of Presentation — The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial information.  Accordingly, these financial statements and notes thereto do not include certain disclosures normally associated with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  This interim financial information should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

          The unaudited condensed consolidated financial statements include the accounts of Large Scale Biology Corporation and its subsidiaries.  All intercompany balances and transactions have been eliminated.  In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) and disclosures considered necessary for a fair presentation of the results of the interim periods presented.  This interim financial information is not necessarily indicative of the results of any future interim periods or for the Company’s full year ending December 31, 2003.

          Segment Reporting — The Company operates in one reportable segment.

          Stock-Based Compensation — We account for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.    Stock options issued to non-employees as consideration for goods or services provided to the Company are accounted for under the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires that compensation expense be recognized for all such options.

          The following table presents the pro forma effect on the Company’s reported net loss and net loss per share if we had applied the fair value method to our stock-based employee compensation plans for all periods presented:

	Three Months Ended March 31,

	2003	2002

Net loss as reported	$(7,635,000)	$(9,546,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(798,000)	(1,288,000)

Pro forma net loss	$(8,433,000)	$(10,834,000)

Net loss per share:
Basic and diluted – as reported	$(0.30)	$(0.38)

Basic and diluted – pro forma	$(0.33)	$(0.43)

          The pro forma adjustments assume the fair value of stock-based employee compensation awards are amortized over the vesting period, typically 3-4 years for stock options. The fair value of stock options are estimated at the date of grant using the Black-Scholes option-pricing model. The Company did not grant any stock options in the three months ended March 31, 2003 or 2002.

          Net Loss Per Share — Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  The weighted average number of potentially dilutive common shares were 12,028 and 167,373 for the three months ended March 31, 2003 and 2002, respectively.  These shares are excluded from diluted net loss per share because of their anti-dilutive effect.

2.  Impairment of Property

          The Company’s proteomics division leases approximately 53,000 square feet of commercial space in Germantown, Maryland.  In 2000 and 2001, we added approximately $5.6 million of improvements to the leased space to construct a laboratory, computer rooms, offices and common areas.  Approximately 44,000 square feet of the leased space is improved and approximately 9,000 square feet remains unimproved.  The leasehold improvements are being amortized on a straight-line basis over the ten-year lease term.

          In the first quarter of 2003, the Company’s board of directors approved a plan to concentrate the operations of our proteomics division into approximately 10,000 square feet of the improved space and solicit a sublease for the remaining leased space.  As a result, we assessed the carrying value of the leasehold improvements related to the excess laboratory and office space for impairment.  Based upon a comparison of the carrying value of the leasehold improvements and the future minimum rent payments related to the excess improved space with the market value of similar leased space in the Germantown area, we concluded that the leasehold improvements were impaired.  Accordingly, we recognized an adjustment of $1,698,000 in the first quarter of 2003 to reduce the carrying value of the excess leasehold improvements to fair market value. If we cannot sublease the excess leased space or if we sublease such space at rates well below the market value assumed in our impairment calculation, we may realize an additional material impairment charge in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Report and our audited consolidated financial statements and related notes for the year ended December 31, 2002 included in our Annual Report on Form 10-K.

Overview

          In the first quarter of 2003, the Company continued to realize material negative operating cash flows although our negative cash flows in the first quarter were significantly lower than the prior year period and comparable to the fourth quarter of 2002.  We expect to reduce our current rate of cash usage by implementing further cost saving initiatives in 2003.  Such initiatives may include the cancellation of certain internally funded research projects, subleasing excess office and laboratory space at our proteomics facility, headcount reductions and the further delay or abandonment of certain patent applications.  We may begin realizing such cost savings in the second quarter of 2003.  However, in order for us to approach positive operating cash flows, we must generate significant revenues, and until such time, we expect to realize material negative operating cash flows in the foreseeable future.

          Our working capital balance equaled $18.3 million at March 31, 2003.  Based upon our net operating cash usage of $4.1 million in the first quarter of 2003, we believe that our working capital is sufficient to support our current level of operations through at least March 31, 2004.  The Company’s ability to continue as a going concern significantly beyond March 31, 2004 depends on our ability to generate significant revenues, reduce our operating costs and/or pursue other potential sources of working capital including partnerships, mergers or sales of assets or technologies.  However, we cannot provide any assurance that we will generate significant revenues, reduce our operating costs by a material amount, or that other sources of working capital will be available to the Company.

Results of Operations

          Revenues increased $429,000, or 101%, in the three months ended March 31, 2003 compared to the prior year period.  This increase is primarily attributable to our contract with the National Institute of Environmental Health Sciences, or NIEHS, which commenced in the third quarter of 2002.  We expect revenues in the second quarter of 2003 to be materially consistent with the first quarter, absent any new revenue sources that we may generate in the second quarter.

          Development agreement costs consist mainly of personnel expenses, research materials and overhead costs related to activities performed under revenue generating research agreements or government contracts.  These costs generally increase as we enter into new revenue generating agreements or contracts and generally decrease as such agreements or contracts are completed.  Development agreement costs increased $808,000 in the three months ended March 31, 2003 compared to the prior year period.  This increase is primarily attributable to our contract with the NIEHS, which commenced in the third quarter of 2002.  We expect development agreement costs in the second quarter of 2003 to be materially consistent with the first quarter, absent any new research agreements or government contracts that we may enter in the second quarter.

          Research and development expenses consist mainly of personnel expenses, consulting and outside research services, research materials and overhead costs related to internally funded research activities.  These expenses are directly affected by our revenue generating activities which require a shift of personnel from our internally funded research activities.  Research and development expenses decreased $3.1 million, or 49%, in the three months ended March 31, 2003 compared to the prior year period.   This decrease is primarily attributable to headcount reductions incurred in June 2002 as part of a company-wide restructuring, the elimination of several consulting and outside research services and the increased allocation of resources from internally funded research activities to revenue generating projects.  We expect research and development expenses in the second quarter of 2003 to be materially consistent with the first quarter, absent any cost reduction initiatives that may be implemented in the second quarter and any material change in the allocation of personnel to or from revenue generating agreements or contracts.

          General and administrative expenses largely consist of non-research personnel.  General and administrative expenses decreased $947,000, or 26%, in the three months ended March 31, 2003 compared to the prior year period.  This decrease is primarily attributable to headcount reductions incurred in June 2002 as part of a company-wide restructuring and a reduction of outside legal costs due to the internalization of patent application processes and the abandonment of certain patent applications.  We expect general and administrative expenses in the second quarter of 2003 to be materially consistent with the first quarter, absent any cost reduction initiatives or restructuring charges that may be implemented or be incurred, respectively, in the second quarter.

          Impairment of property represents a write-down of the carrying value of leasehold improvements at our proteomics division.  We concluded that such property was impaired as of March 31, 2003 based upon a comparison of the carrying value of the leasehold improvements with the fair market value of similarly improved office and laboratory space in the local area.

Liquidity and Capital Resources

	Three Months Ended March 31,

	2003	2002

Net cash used in operating activities, excluding marketable securities activity	$(4,104,000)	$(7,264,000)
Cash used in investing activities, excluding marketable securities activity	(5,000)	(346,000)
Net cash provided by (used in) financing activities	152,000	(8,000)

Net decrease in cash, cash equivalents and marketable securities	(3,957,000)	$(7,618,000)

Cash, cash equivalents and marketable securities at December 31, 2002	23,078,000

Cash, cash equivalents and marketable securities at March 31, 2003	$19,121,000

          The reduction of cash used in operating activities in the three months ended March 31, 2003 compared to the prior year period is primarily attributable to a company-wide restructuring in June 2002 as well as other cost saving initiatives implemented throughout 2002.  On a sequential basis, cash used in operating activities in the first quarter of 2003 was up slightly from $3.8 million in the fourth quarter of 2002 primarily due to a decrease in revenue in the same periods. We expect to continue using cash in operating activities in the second quarter of 2003, consistent in amount with the first quarter.

          Our current rate of cash usage is not sustainable for a long-term period compared to our balance of cash, cash equivalents and marketable securities at March 31, 2003.  Given our current financial condition and recent financial performance, we believe our ability to attract additional working capital through equity or debt issuance is limited.  Accordingly, our strategy to improve our operating cash flows and increase our working capital is to generate significant revenues and/or enter into agreements with other companies to partner the cost of developing specified products.  However, our liquidity position may adversely affect our product development efforts and thereby impair our ability to generate new sources of revenue.  We have delayed further clinical trials of our non-Hodgkin’s lymphoma vaccine until we secure funding from a partner.  If we are unsuccessful in partnering the cost of these clinical trials, further development of this product may be delayed indefinitely.  We are also pursuing a partner to fund the clinical trials of our alpha-galactosidase A product.  We may also delay the further development of other key products or technologies depending on the cost to continue development and our ability to improve our operating cash flows and/or attract funding from other companies.  Furthermore, our liquidity position may limit our ability to negotiate favorable terms in contract discussions with potential customers or partners.

Critical Accounting Policies

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

          Intangible and Long Lived Assets — The Company’s intangible and long-lived assets include capitalized costs of filing patent applications that relate to commercially viable technologies, capitalized license fees for rights to specified intellectual property, and property and equipment related to our research facilities in California and Maryland and our biomanufacturing facility in Kentucky.  All intangible and long lived assets are amortized or depreciated over the shorter of (1) their estimated useful lives, (2) the estimated period that the assets will generate revenue, or (3) the statutory or contractual term in the case of patents and intellectual property licenses.  Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.  We evaluate our intangible assets and our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  If any of our intangible assets or long-lived assets are considered to be impaired, the amount of impairment to be recognized is equal to the excess of the carrying amount of the assets over the fair value of the assets.

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

Factors That May Affect Our Business

Risks Related To Our Business

In an environment of diminished revenue, we may not be able to preserve working capital and extend the viability of the Company

          Because we are not presently generating significant revenues and cash flows, we are funding virtually all of our product development initiatives internally. At the same time, because our cash flow is substantially reduced compared to the last three years, we are experiencing increasing pressure to curtail spending and otherwise reduce costs.  We implemented a major reorganization in June 2002 to reduce costs.  If we cannot increase our cash flow in the very near term, we will be required to take one or more of the following actions: further restructure our operations and potentially incur significant one-time charges; delay, reduce the scope of, or eliminate one or more of our research and development programs; further reduce patent-related expenses, effectively foregoing our rights to future technologies or products; obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own; or sell or license the rights to certain of our products or technologies on terms that are worse than we might have been able to obtain in a different environment.  If our cash flows continue to deteriorate or we take significant steps to reduce our expenses, potential collaborators may question our ability to operate as a going concern and to perform and choose not to do business with us, which would make it harder for us to improve our cash flows.

We have negative cash flows and may not have sufficient cash to continue operations.  Or, even if we can continue operations, we may not have sufficient cash to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability.

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

          In the event we raise capital via equity financing, existing stockholders could experience significant dilution, as our stock price currently fluctuates near $1.00 and we expect that the amount of additional capital we will require would be substantial.  We may raise this capital through public or private financings or additional collaborations, strategic partnerships or licensing arrangements.  If adequate funds are not available to satisfy either short- or long-term capital requirements, we might be required to significantly limit or cease our operations or delay or abandon some of our planned future expenditures, any of which actions would likely harm our business.

If our common stock ceases to be listed for trading on the NASDAQ National Market, the value and liquidity of your investment may be adversely affected.

          We are in danger of being delisted from the NASDAQ National Market.  On January 24, 2003, we received a notice from the NASDAQ Qualifications Department that indicated that our common stock had closed for 30 consecutive trading days below the applicable minimum bid price of $1.00. Under current NASDAQ National Market listing requirements, we have until July 23, 2003 to demonstrate that the market price for our common stock has closed at or above a bid price of $1.00 per share for at least ten consecutive trading days.   To ensure continued listing on the NASDAQ National Market, the Company must regain compliance with the minimum bid price requirement and thereafter maintain compliance with the minimum bid price requirement and the other NASDAQ National Market listing requirements.  We cannot assure you that we will regain or maintain compliance with these requirements.  If we do not meet these requirements, we expect that our common stock would be traded on the NASDAQ SmallCap Market or the NASD Over-The-Counter Bulletin Board.  In the event of delisting from the NASDAQ National Market, we expect to pursue listing on the NASDAQ SmallCap Market.  Further, if we fail to comply with the NASDAQ National Market listing requirements, the ability of stockholders to buy and sell shares of our common stock might be affected, and the efficiency of the trading market for our common stock could significantly impair our ability to raise capital in the public markets should we desire to do so in the future. In addition, our stock could also potentially be subject to what are known as the “penny stock” rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the NASDAQ National Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline.

     We have a history of losses and cannot predict when we will become profitable, if at all

          We have realized net losses in each year since our inception in 1987 and we had an accumulated deficit of $156.5 million as of March 31, 2003.  From September 1998 through August 2001, almost all of our revenues came from our research collaboration with Dow. The research collaboration with Dow ended on August 31, 2001 and we expect no additional revenues under our contract with Dow for the foreseeable future. We have not yet entered into any new collaborations of a magnitude that could make up for the decrease in cash flow and revenues resulting from the completion of our research collaboration with Dow. We expect to continue to spend significant amounts to develop products and to fund our operations. As a result we will need to generate significant additional revenues from collaborations and the commercialization of our products and technologies to achieve profitability. We expect to incur substantial losses in the foreseeable future. If we are unable to enter into major new collaborations, control our operating expenses and successfully commercialize our products and technologies, we may never become profitable and we may fail.

     We most likely will require additional capital

          In order for us to develop profitable and cash-positive operations, we must generate revenue from our products under development and our technologies.  Since our inception, we have never generated enough cash to cover our expenses and we expect to continue to spend substantial funds to continue our product development programs and to fund our operations. In addition, the risks inherent in developing innovative products, such as NHL vaccines, make it difficult to forecast with certainty the capital required to commercialize our products. If our capital resources are insufficient to meet future capital requirements and expenses, we will have to raise additional funds. If we raise additional funds by issuing equity securities, existing stockholders may be diluted. We may raise this capital through public or private financings or additional collaborations, strategic partnerships or licensing arrangements. We expect that the amount of additional capital we will require would be substantial.  Our access to capital markets may be restricted by depressed stock valuations or other factors over an extended period of time.  We may be unsuccessful in entering into any new collaboration that results in significant revenues or cash flow. If we are unable to raise sufficient additional capital or generate sufficient cash flows, we will have to curtail or cease operations.

We may be unable to recruit and retain senior management and other key scientific personnel on whom we are dependent

          The loss of one or more of our senior management or other key scientific personnel could significantly harm our business, cause collaborators to cease dong business with us or potential collaborators to decline to do business with us, and could otherwise inhibit our research and development and commercialization efforts.  None of our key personnel are subject to employment agreements. We face competition for research scientists and technical staff from other companies, academic institutions, government entities, nonprofit laboratories and other organizations.  We have implemented 10% cash salary reductions substituting non-cash stock compensation for over twenty of our highest paid employees to conserve cash.  Failure to recruit and retain senior management and scientific personnel on acceptable terms may prevent us from achieving our business objectives.

Our previous or future workforce reductions and management restructurings may hurt the performance of our continuing personnel, and make it more difficult to retain the services of key personnel.

          We restructured our operations in 2002, resulting in substantial workforce reductions.  These reductions were effected in all functional areas.  Our top management was restructured in April 2003.  These changes and reductions or future changes and reductions may create concerns in our employee base about job security, our direction or focus, and the continued viability of the Company.  Such concerns could lower productivity, make it more likely that some of our key employees will seek new employment and require us to hire replacements, and cause concern among collaborators or potential collaborators about doing business with us. These factors also may make the management of our business more difficult and make it harder for us to attract employees in the future.

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

          Our anticipated products, most likely will require that we enter into new collaborations before we can manufacture and/or market them.  One of our products, our vaccines for the treatment of non-Hodgkin’s lymphoma, cannot be further developed without a collaboration in the foreseeable future. Vaccines are also subject to the governmental regulatory process. Because we are in new and developing fields, and our research focuses on new and unproven products, our therapeutic vaccines, proteins and other therapeutics under development may not be effective in humans, or may not meet regulatory requirements for safety and efficacy. In addition, even if we successfully develop a product, there may not be a substantial commercial market for that product at commercially viable prices.

     We are in new and developing fields and there may not be a market for our technologies

          Our technologies, including our ProGEx system and GENEWARE technology, have limited commercial precedent. Much of our research is fundamentally unique and we cannot assure the acceptance of its scientific merit or the benefits of products produced by it, nor that the public will react favorably to it. The usefulness of the information and products generated by our proteomics, functional genomics and bioinformatics technologies is unproven, and our collaborators and potential collaborators may determine that they are not useful, cost-effective, or otherwise unacceptable to them. We generate large amounts of data from our research with genes and proteins and we may not be able to mine or integrate this data in a timely manner, or turn it into commercially viable information. In addition, because our fields are characterized by rapid innovation, we must complete development of our technologies in time to meet market demand, if any. If we fail to do so, it is likely that other technologies and companies will predominate and we will not be able to earn a sufficient return on our investment.

General economic conditions cause uncertainty with respect to other companies’ and entities’ collaborating with us or otherwise dealing with us, and this can have an adverse effect on our revenues and cash flows

          To a large extent, decisions by businesses and other entities to collaborate or otherwise do business with us are discretionary, and the decision making process typically takes many months to complete. We believe that the prolonged slowdown in the U.S. and global economies generally, and the biotechnology and pharmaceutical industries in particular, has caused, and may continue to cause potential collaborators and customers to defer decisions to work with us or to access our technologies. As a result, we expect that revenues and cash flows will be uncertain for the next several quarters. Therefore, it is difficult to accurately assess and predict the future demand for our products, technologies and services. If these economic conditions continue, such conditions will likely have a continuing, adverse effect on our revenues and operating results.

     Alternative technologies may supersede our technologies or make them non-competitive

          Genomics, proteomics, biomanufacturing and bioinformatics are intensely competitive fields. They are characterized by extensive research efforts, which result in rapid technological progress that can render existing technologies obsolete or economically noncompetitive. If our competitors succeed in developing products or technologies that are more effective than ours or that render our products or technologies obsolete or noncompetitive, our business will suffer. Many universities, public agencies and established pharmaceutical, biotechnology, chemical and other life sciences companies with substantially greater resources than we have are developing and using technologies and are actively engaging in the development of products similar to or competitive with our products and technologies. Like us, our competitors are using proteomics and genomics technologies to identify potential drug targets, therapeutic proteins and diagnostic marker proteins.  To remain competitive, we must continue to invest in new technologies and improve existing technologies.  If our revenues and cash flows do not improve significantly, we will not have the resources to continue such investment.

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

We may not be able to enter into collaborations necessary to fully develop and commercialize our products and technologies, and we will be dependent on our collaborators if we do

          We are independently pursuing some therapeutic product applications into the development stage. However, we expect to develop and commercialize most of our future products in collaboration with pharmaceutical and biotechnology companies. For example, our strategy concerning our NHL vaccine involves seeking a partner to complete the development of this product. We cannot assure you that such collaborative arrangements will be available to us on acceptable terms, or at all.  If our cash flows continue to deteriorate or we take significant steps to reduce our expenses, potential partners may question our ability to perform and choose not to do business with us, which would make it harder for us to find a partner and would harm our ability to commercialize our products.  Our success will depend in large part on our ability to enter into future collaborations with other companies for the financing of development and/or regulatory approval and commercialization of our products. Our reliance upon these companies for these capabilities will reduce our control over such activities and could make us dependent upon them. To date, we have entered into only a limited number of collaborations. Generally, the scope of these collaborations has been to demonstrate the function of plant genes and the feasibility of using viral vectors to create proteins in plants and to identify marker proteins for drug development and diagnostics. Some of our existing agreements provide us with rights to participate financially in the commercial development of products resulting from the use of our technologies. We may be unable to obtain such rights in future collaborations. In addition, unforeseen delays or complications could arise and result in the breach of our contractual obligations with our collaborators and others, or render our technologies unable to perform at the quality and capacity levels required for success.

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

We must enter into agreements with third parties to provide sales and marketing services, or develop these capabilities on our own, if we are to successfully commercialize our products and technologies

          Although we plan to enter into sales and marketing arrangements with third parties, we may not be able to enter into these arrangements on favorable terms, if at all.  We must also continue to develop a business development force with sufficient technical expertise to generate demand for our products and technologies. Our possible inability to develop business development personnel, or contract for effective sales and marketing capabilities would significantly impair our ability to develop and commercialize our products and technologies.

     We may not be able to successfully manufacture products in commercial quantities or at acceptable costs

          The failure of our technologies to provide safe, effective, useful or commercially viable approaches to the discovery, development and/or production of drug targets and proteins which can be used as therapeutics would significantly limit our business plan and future growth.

Concentration of ownership among our existing executive officers, directors and principal stockholders may enable them to collectively influence  significant corporate transactions that require stockholder approval

          Our directors, our executive officers and principal stockholders affiliated with our directors and executive officers beneficially own, in the aggregate, approximately 29% of our outstanding common stock as of April 30, 2003.  The concentration of ownership in combination with other common stockholders may collectively influence significant corporate transactions such as mergers, changes in control, consolidation or sale of some or all of our assets, and other significant corporate transactions requiring shareholder approval.

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

Risks Related to Our Industry

If companies in the pharmaceutical, biotechnology and life sciences industries do not succeed or their demand for our products and technologies decreases, then our revenues could be reduced

          We expect to derive our revenues primarily from products and technologies provided to the pharmaceutical, biotechnology and life sciences industries. Accordingly, our success will depend directly on the success of companies in these industries and their demand for our products, services and technologies. Our operating results may fluctuate substantially due to reductions and delays in expenditures by companies in those industries, or their unwillingness or inability to use our products and technologies. These reductions and delays may result from factors that are not within our control, such as:

•	changes in economic conditions generally;
•	the extent to which companies in these industries conduct research and development involving proteomics and functional genomics in-house or through industry consortia;
•	the extent to which genomic information is or is not made publicly available;
•	consolidation within one or more of these industries;
•	changes in the regulatory environment affecting these industries;
•	pricing pressures;
•	market-driven pressures on companies to consolidate and reduce costs; and/or
•	other factors affecting spending in these industries.

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

     USDA rules could adversely affect us or our collaborators

          We must comply with USDA regulations for outdoor releases of genetically engineered organisms as well as other products designed for use on or with agricultural products. In addition, the USDA prohibits growing and transporting genetically modified plants except pursuant to an exemption or under special permits. We may use genetically modified plants as screening or production hosts. Changes in USDA policy regarding the movement or field release of genetically modified plant hosts could adversely affect our business by increasing the cost of our products and technologies or decreasing consumer demand for those products and technologies or causing the government to prohibit their sale or use.  If we fail to comply with such rules or policies, we may be subject to financial loss or be liable for costs incurred as a result of non-compliance.

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

          Throughout the world there are numerous issued patents, as well as published foreign patent applications which may issue as patents, many of which relate to our current operations, our anticipated future operations and the products we are likely to develop. The scope of these patents is a matter of legal interpretation and is subject to uncertainty. We have not obtained, but we may in the future obtain, opinions from our patent counsel that we have freedom to conduct our commercial activities free of claims of patent infringement from third parties. For example, we are aware of one company, Enzon, Inc., that through its subsidiary, SCA Ventures, Inc., owns or has licensed a broad portfolio of patents to single-chain antigen binding proteins. Enzon, in a letter mailed to numerous companies including us, has stated that it would like to discuss providing a license under these patents. In addition, Dow owns or controls certain patent rights in the field of viral vectors covering the infection of plant cells and the expression of foreign genes in plant cells, and has informed us that it believes that some of our plant viral activities may fall within the scope of its patents. Two patents issued to us in October 2001 reference the Dow-controlled patents and conclude that they do not constitute prior art. If we are unable to resolve this matter, and are found to have infringed upon Dow’s rights, our product development and research activities related to plant viruses which fall within the scope of Dow’s patents may be delayed or terminated. These kinds of disagreements could result in costly and time-consuming litigation and divert our financial and managerial resources.  Epicyte Pharmaceuticals, Inc., in a letter mailed to several companies, invited us to participate in a licensing program under their patent for marking immunoglobulins in plants.  Maxygen, Inc. sent us a cautionary letter regarding our GRAMMR ™ molecular evolution technology.  Maxygen owns several patents to its own proprietary methods.  We are not aware of any overlap between our activities and the Maxygen patents.  If it turns out that we require a license from either of these companies, it would increase the cost of doing business in these areas.  If a dispute should arise between LSBC and either of these companies, it could result in delay or termination of these activities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          The Company’s exposures to market risks are fully explained in our Annual Report on Form 10-K for the year ended December 31, 2002.  No material changes to the information provided in our Annual Report have occurred subsequent to December 31, 2002 through March 31, 2003.

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

PART II – OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

          (d) Use of Proceeds. During the third quarter of 2000, the Company received net proceeds of approximately $89 million from an initial public offering of the Company’s common stock.  Provided below is a reasonable estimate of the amount of IPO net proceeds used in each of the following categories, through March 31, 2003:

Construction of plant, building and facilities	$2,329,000
Purchase of machinery and equipment	7,706,000
Construction of leasehold improvements	5,993,000
Repayment of indebtedness	3,676,000
Purchase of intellectual property licenses	3,264,000
Capitalized patent costs	1,680,000
Working capital	47,814,000
Cash and investments	16,294,000

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

Item 6.  Exhibits and Reports on Form 8-K

(a)          List of Exhibits:

Exhibit Number		Exhibit Title or Description

99.01		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.02		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*

As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Large Scale Biology Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings

(b)          Reports on Form 8-K:

               No reports on Form 8-K were filed during the period covered by this Report.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LARGE SCALE BIOLOGY CORPORATION

Date: May 14, 2003	By:	/s/ RONALD J. ARTALE

Ronald J. Artale Senior Vice President, Chief Operating Officer and Chief Financial Officer

CERTIFICATIONS

I, Kevin J. Ryan, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Large Scale Biology Corporation;

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

Date: May 14, 2003	/s/ KEVIN J. RYAN

Kevin J. Ryan Chief Executive Officer

I, Ronald J. Artale, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Large Scale Biology Corporation;

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

Date: May 14, 2003	/s/ RONALD J. ARTALE

Ronald J. Artale Chief Financial Officer

Exhibit Index

Exhibit Number		Exhibit Title or Description

99.01		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.02		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*

As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Large Scale Biology Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings