Form 10-Q
period 2003-06-30
LARGE SCALE BIOLOGY CORP
filed 2003-08-14
CIK 1108951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 000-31275

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The number of shares outstanding of registrant’s common stock, $0.001 par value, as of August 8, 2003:  25,797,954

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

Large Scale Biology Corporation
Form 10-Q
For the Quarter Ended June 30, 2003

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Large Scale Biology Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$3,983,000	$8,238,000
Marketable securities	10,996,000	14,840,000
Prepaid expenses and other current assets	984,000	1,529,000

Total current assets	15,963,000	24,607,000
Property, plant, and equipment, net	11,729,000	14,865,000
Patents and intellectual property licenses, net	3,745,000	4,434,000
Other intangible assets, net	—	52,000
Other assets	590,000	783,000

	$32,027,000	$44,741,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$803,000	$956,000
Accrued expenses	1,069,000	571,000
Current portion of long-term debt	146,000	145,000
Deferred revenue and customer advances	245,000	245,000

Total current liabilities	2,263,000	1,917,000
Long-term debt	139,000	165,000

Total liabilities	2,402,000	2,082,000

Stockholders’ equity:
Common stock; issued and outstanding:
June 30, 2003 — 25,771,037 shares;
December 31, 2002 — 25,223,753 shares	192,400,000	192,160,000
Stockholders’ notes receivable	(28,000)	(46,000)
Deferred compensation	—	(550,000)
Accumulated deficit	(162,747,000)	(148,905,000)

Total stockholders’ equity	29,625,000	42,659,000

	$32,027,000	$44,741,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues	$903,000	$490,000	$1,757,000	$915,000

Costs and expenses:
Development agreements	1,245,000	161,000	2,180,000	288,000
Research and development	2,773,000	5,908,000	6,006,000	12,233,000
General and administrative	3,140,000	4,025,000	5,781,000	7,613,000
Impairment of property	—	—	1,698,000	—
Amortization of purchased intangibles	—	156,000	52,000	312,000

Total costs and expenses	7,158,000	10,250,000	15,717,000	20,446,000

Loss from operations	(6,255,000)	(9,760,000)	(13,960,000)	(19,531,000)
Interest income, net	48,000	206,000	118,000	431,000

Net loss	$(6,207,000)	$(9,554,000)	$(13,842,000)	$(19,100,000)

Net loss per share - basic and diluted	$(0.24)	$(0.38)	$(0.54)	$(0.77)

Weighted average shares outstanding - basic and diluted	25,567,201	24,958,114	25,411,090	24,945,688

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(13,842,000)	$(19,100,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	1,443,000	2,123,000
Amortization of intangible assets	503,000	808,000
Stock compensation expense	765,000	1,292,000
Impairment of property	1,698,000	—
Write-off of capitalized patent costs	239,000	—
Loss on sale of equipment	156,000	—
Provision for doubtful accounts receivable	154,000	—
Interest received in excess of interest accrued	141,000	162,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	235,000	73,000
Other assets	50,000	141,000
Accounts payable	(153,000)	253,000
Accrued expenses	513,000	(306,000)
Deferred revenue and customer advances	—	(71,000)

Net cash used in operating activities	(8,098,000)	(14,625,000)

Cash flows from investing activities:
Purchases of marketable securities	(8,984,000)	(13,060,000)
Proceeds from matured marketable securities	12,687,000	13,931,000
Capital expenditures	(5,000)	(457,000)
Increase in patents and intellectual property licenses	—	(209,000)

Net cash provided by investing activities	3,698,000	205,000

Cash flows from financing activities:
Proceeds from issuance of common stock	9,000	4,000
Proceeds from stockholder loan payments	18,000	3,000
Change in restricted cash	143,000	143,000
Principal payments on long-term debt	(25,000)	(23,000)

Net cash provided by financing activities	145,000	127,000

Net decrease in cash and cash equivalents	(4,255,000)	(14,293,000)
Cash and cash equivalents at beginning of period	8,238,000	24,055,000

Cash and cash equivalents at end of period	$3,983,000	$9,762,000

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

          The Company incurred net losses of $13,842,000, $33,184,000 and $20,689,000 and negative operating cash flows of $8,098,000, $23,932,000 and $18,451,000 in the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, respectively.  These negative cash flows were financed primarily by proceeds from the Company’s IPO in 2000.  If we are unable to generate significant revenues in 2003 or generate other potential sources of working capital including public or private equity offerings, partnerships, mergers or sales of assets or technologies, the Company’s operations may be adversely affected.

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

          Stock-Based Compensation — We account for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  Stock options issued to non-employees as consideration for goods or services provided to the Company are accounted for under the fair value method in accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, which requires that compensation expense be recognized for all such options.

          We are evaluating whether to adopt SFAS 123 for our stock-based employee compensation plans.   We expect to make a decision regarding such adoption in the third quarter of 2003.

          The following table presents the pro forma effect on the Company’s reported net loss and net loss per share if we had applied the fair value method to our stock-based employee compensation plans for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss as reported	$(6,207,000)	$(9,554,000)	$(13,842,000)	$(19,100,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,117,000)	(1,045,000)	(2,915,000)	(2,333,000)

Pro forma net loss	$(8,324,000)	$(10,599,000)	$(16,757,000)	$(21,433,000)

Net loss per share:
Basic and diluted – as reported	$(0.24)	$(0.38)	$(0.54)	$(0.77)

Basic and diluted – pro forma	$(0.33)	$(0.42)	$(0.66)	$(0.86)

          The pro forma adjustments assume the fair value of stock-based employee compensation awards are amortized over the vesting period, typically 3-4 years for stock options.  The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model.  The Company granted 1,246,500 and 1,322,250 stock options to employees and directors in the six months ended June 30, 2003 and 2002, respectively.

          Net Loss Per Share — Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  The weighted average number of potentially dilutive common shares were 25,645 and 559,471 for the three months ended June 30, 2003 and 2002, respectively, and 12,702 and 797,034 for the six months ended June 30, 2003 and 2002, respectively.  These shares are excluded from diluted net loss per share because of their anti-dilutive effect.

2.  Restructuring

          In the second quarter of 2003, the Company implemented a management restructuring that included the replacement of our Chief Executive Officer and our President.  Additionally, the Company implemented an organizational restructuring that reduced our employee headcount by 9%.  In the three months ended June 30, 2003, the Company recorded a restructuring expense of approximately $1.1 million representing severance and short-term health benefits for the effected employees, including our previous Chief Executive Officer and our previous President.  The restructuring expense is included in general and administrative expense in the condensed consolidated statement of operations.  Approximately $582,000 of the restructuring expense was unpaid at June 30, 2003.

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

Overview

          In the six months ended June 30, 2003, the Company continued to realize material negative operating cash flows, though our negative cash flows in this period were significantly lower than the prior year period.  Although we cannot assure you that this trend will continue, we expect to further reduce our current rate of cash usage by cost saving initiatives that have or may be implemented in 2003.  Such initiatives have included or may include employee headcount reductions, the cancellation of certain internally funded research projects, and subleasing excess office and laboratory space at our proteomics facility.  We may realize an improvement in our operating cash flows in the third quarter of 2003 as a result of these initiatives.  However, in order for us to approach or achieve positive operating cash flows, we must generate significant revenues, and until such time, we expect to realize material negative operating cash flows in the foreseeable future.

          Our working capital balance equaled $13.7 million at June 30, 2003.  Based upon our projected net operating cash usage that incorporates our recent cost saving initiatives and our planned and contingency cost reductions, we believe that our working capital is sufficient to support our current level of operations through June 30, 2004.  The Company’s ability to continue as a going concern beyond June 30, 2004 depends on our ability to generate significant revenues and pursue other potential sources of working capital including a public or private equity offering, partnerships, mergers or sales of assets or technologies.  However, we cannot assure you that we will generate significant revenues or that other sources of working capital will be available to the Company.

          We believe that the Company’s best near-term opportunity for significant revenue growth and/or a potential source of working capital is agreements with other companies for the joint development and commercialization of our alpha-galactosidase and aprotinin products.  The commercialization of both products will require pre-approval by the FDA as well as a scale-up of the Company’s biomanufacturing infrastructure to meet FDA requirements.  Accordingly, the development period for each of these products may be up to three years.  Given the Company’s financial position and the amount of time and cost to develop these products, the structure of potential collaborations for the development of these products will require that the Company receive funding for the costs of clinical trials and/or infrastructure scale-up and for general working capital purposes.  Absent any collaboration, the Company’s ability to further develop these products will be adversely affected and our business may suffer or fail.

          We are evaluating whether to change the method of accounting we use for stock-based employee compensation plans to the fair value method.  We expect to make a decision regarding such change in the third quarter of 2003.  If we adopt the fair value method, this change will increase our employee-related expenses as a component of our future development agreement costs, research and development expenses and general and administrative expenses.

Results of Operations

          Revenues increased $413,000 and $842,000 in the three and six months ended June 30, 2003, respectively, compared to the prior year periods.  These increases are primarily attributable to our contract with the National Institute of Environmental Health Sciences (“NIEHS”), which commenced in the third quarter of 2002.  We expect revenues in the third quarter of 2003 to be materially consistent with the second quarter, absent any new revenue sources that we may generate in the third quarter.

          Development agreement costs consist mainly of personnel expenses, research materials and overhead costs related to activities performed under revenue generating research agreements or government contracts.  These costs generally increase as we enter into new revenue generating agreements or contracts and generally decrease as such agreements or contracts are completed.  Development agreement costs increased $1.1 million and $1.9 million in the three and six months ended June 30, 2003, respectively, compared to the prior year periods.  These increases are primarily attributable to our contract with the NIEHS, which commenced in the third quarter of 2002.  We expect development agreement costs in the third quarter of 2003 to be materially consistent with the second quarter, absent any new research agreements or government contracts that we may enter in the third quarter.

          Research and development expenses consist mainly of personnel expenses, consulting and outside research services, research materials and overhead costs related to internally funded research activities.  These expenses are directly affected by our revenue generating activities which require a shift of personnel from our internally funded research activities.  Research and development expenses decreased $3.1 million and $6.2 million in the three and six months ended June 30, 2003, respectively, compared to the prior year periods.   These decreases are primarily attributable to employee headcount reductions (through restructurings and attrition), the elimination of several consulting and outside research services, and the increased allocation of resources from internally funded research activities to revenue generating projects.  We expect research and development expenses in the third quarter of 2003 to be materially consistent with the second quarter, absent any material change in the allocation of personnel to or from revenue generating agreements or contracts.

          General and administrative expenses largely consist of non-research personnel.  General and administrative expenses decreased $885,000 and $1.8 million in the three and six months ended June 30, 2003, respectively, compared to the prior year periods.  These decreases are primarily attributable to employee headcount reductions (through restructurings and attrition) and a reduction of outside legal costs due to the internalization of patent application processes and the abandonment of certain patent applications.  We expect general and administrative expenses in the third quarter of 2003 to be lower than the second quarter, allowing for cost savings associated with headcount reductions in the second quarter of 2003.

          Impairment of property represents a write-down of the carrying value of leasehold improvements at our proteomics division.  We concluded that such property was impaired as of March 31, 2003 based upon a comparison of the carrying value of the leasehold improvements with the fair market value of similarly improved office and laboratory space in the local area.

Liquidity and Capital Resources

	Six Months Ended June 30,

	2003	2002

Net cash used in operating activities, excluding marketable securities activity	$(8,239,000)	$(14,787,000)
Cash used in investing activities, excluding marketable securities activity	(5,000)	(666,000)
Net cash provided by financing activities	145,000	127,000

Net decrease in cash, cash equivalents and marketable securities	(8,099,000)	$(15,326,000)

Cash, cash equivalents and marketable securities at December 31, 2002	23,078,000

Cash, cash equivalents and marketable securities at June 30, 2003	$14,979,000

          The reduction of cash used in operating activities in the six months ended June 30, 2003 compared to the prior year period is primarily attributable to cost saving initiatives implemented throughout 2002 and in 2003.  On a sequential basis, cash used in operating activities in the second quarter of 2003 was $4.1 million, the same as the first quarter of 2003.  Absent any new sources of cash flow and the implementation and/or benefit of further cost saving initiatives in the third quarter of 2003, we expect to continue using cash in operating activities in the third quarter of 2003, consistent in amount with the first and second quarters.

          Our current rate of cash usage is not sustainable for a long-term period compared to our balance of cash, cash equivalents and marketable securities at June 30, 2003.  Given our current financial condition and recent financial performance, we believe our ability to attract additional working capital through equity issuance will need to be in combination with our strategy to improve our operating cash flows and increase our working capital by partnering the cost of developing specified products.  However, our liquidity position may adversely affect our product development efforts and thereby impair our ability to generate new sources of revenue.  For instance, we have delayed further clinical trials of our non-Hodgkin’s lymphoma (NHL) vaccine until we secure funding from a partner.  If we are unsuccessful in partnering the cost of these clinical trials, further development of this product may be delayed.  We are also pursuing a partner to fund the development of our alpha-galactosidase and aprotinin products.  We may also delay the further development of other key products or technologies depending on the cost to continue development and/or our ability to improve our operating cash flows and attract funding from other companies.  Furthermore, our liquidity position may limit our ability to negotiate favorable terms in contract discussions with potential customers or partners.

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

          Stock-Based Compensation — The Company normally grants stock options having fixed exercise prices and a fixed number of shares of common stock that may be acquired.  We account for stock options granted to employees and directors, as well as other stock-based employee compensation plans, using the intrinsic value method of accounting.  As such, we recognize compensation expense for stock options only if the quoted market value of the Company’s common stock exceeded the exercise price of the option on the grant date.  Any compensation expense realized per the intrinsic value method is amortized over the vesting period of the option.   Stock options issued to non-employees as consideration for goods or services provided to the Company are accounted for under the fair value method, which requires that compensation expense be recognized for all such options.

          We are evaluating whether to adopt SFAS 123 for our stock-based employee compensation plans.  We expect to make a decision regarding such adoption in the third quarter of 2003.

Factors That May Affect Our Business

Risks Related To Our Business

We have a history of significant net losses and negative cash flows. Our working capital is declining rapidly and we may not have sufficient cash to fund our product development initiatives or to continue operations beyond June 30, 2004.

          We have realized significant net losses and negative operating cash flows in recent years and in the six months ended June 30, 2003.  Our working capital balance at June 30, 2003 equaled $13.7 million.  Based upon our current rate of negative operating cash flows, we cannot assure you that the Company will be able to continue as a going concern beyond June 30, 2004.

          Our future capital requirements depend upon many factors, including:

•	our ability to raise capital through a public or private equity offering;
•	our ability to increase revenues;
•	our ability to control operating costs;
•	the cost and timeline for development of potential products, including unanticipated development, technological or regulatory challenges;
•	our ability to successfully transfer liability for, or restructure, facility leases that exceed our present capacity needs; and
•	the willingness of companies to partner with us.

          Given our current working capital balance and the expected cost to complete the development of our products including our NHL vaccine and our alpha-galactosidase and aprotinin products, we require additional working capital. The amount of additional capital we require is substantial.  Our recent operating results and our current stock price may limit our opportunity for issuance of additional equity securities.  Further, if we raise additional working capital by issuing equity securities, existing stockholders could experience significant dilution.

          Our revenues in the six months ended June 30, 2003 and for the year ended December 31, 2002 were not significant.  If we are unable to significantly increase our revenues, we will not be able to achieve profitability or positive operating cash flows, our working capital will continue to erode, and our business will suffer.

          We are experiencing increasing pressure to curtail spending and reduce costs.  We implemented several cost saving initiatives in 2002 and 2003 to reduce costs.  If we cannot increase our cash flow in the very near term, we will be required to further reduce our operating costs by, among other things, further restructure our operations and potentially incur significant charges or delay, reduce the scope of, or eliminate one or more of our research and development programs.  These actions may adversely affect our ability to generate new sources of revenue.

          We will need to continue to spend substantial funds to continue our product development programs.  Certain of our potential products including our NHL vaccine and our alpha-galactosidase and aprotinin products require clinical trials to prove their efficacy and safety.  We may not have sufficient working capital to initiate Phase I and/or secondary clinical trials for these products.  We are dependent on funding from a potential collaborator or partner to fund these trials.  If we are unable to raise sufficient funding to initiate and/or complete the development of these products, we might be required to delay or abandon some of our product development initiatives, any of which actions would likely harm our business.

          We currently lease excess office and lab space at our proteomics facility in Germantown, Maryland.  Our facility lease in Germantown expires in 2010.  We are attempting to sublease approximately 75% of our Germantown facility for the remainder of the lease term. If we are unable to sublease this excess space, we will not realize a material portion of our planned cost saving initiatives in 2003.

          Given our financial position and operating results, potential collaborators or partners may question our ability to continue as a going concern and choose not to do business with us.  If we are unable to enter into collaborations to fund the development of certain of our products, we might be required to delay or abandon some of our product development initiatives, any of which actions would likely harm our business.

We require additional capital

          We require substantial working capital to continue our product development programs and to fund our operations.  In addition, the risks inherent in developing innovative products, such as NHL vaccines, make it difficult to forecast with certainty the capital required to commercialize our products.  We may raise this capital through public or private equity financings or through collaborations or strategic partnerships.  Our access to equity markets may be restricted by depressed stock valuations or other factors.  Also, if we raise additional funds by issuing equity securities, existing stockholders may be significantly diluted.  We may be unsuccessful in entering into any new collaboration or strategic partnership that results in significant working capital or revenue.  If we are unable to raise sufficient additional capital, we may have to curtail or cease operations.

We may not be able to enter into collaborations necessary to fully develop and commercialize our products and technologies, and we will be dependent on our collaborators if we do.

          We are independently pursuing some therapeutic product applications into the development stage.  However, we expect to develop and commercialize most of our future products in collaboration with pharmaceutical and biotechnology companies.  For example, our strategy concerning our NHL vaccine involves seeking a partner to complete the development of this product.  We cannot assure you that such collaborative arrangements will be available to us on acceptable terms, or at all.  If our cash flows continue to deteriorate or we take significant steps to reduce our expenses, potential partners may question our ability to perform and choose not to do business with us, which would make it harder for us to find a partner and would harm our ability to commercialize our products.  Our success will depend in large part on our ability to enter into future collaborations with other companies for the financing of development and/or regulatory approval and commercialization of our products.  Our reliance upon these companies for these capabilities will reduce our control over such activities and could make us dependent upon them.  Furthermore, obtaining funds through arrangements with collaborative partners or others may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to sell or license the rights to certain of our products or technologies on terms that are worse than we might have been able to obtain in a different environment.  To date, we have entered into only a limited number of collaborations.  Generally, the scope of these collaborations has been to demonstrate the function of plant genes and the feasibility of using viral vectors to create proteins in plants and to identify marker proteins for drug development and diagnostics.  Some of our existing agreements provide us with rights to participate financially in the commercial development of products resulting from the use of our technologies.  We may be unable to obtain such rights in future collaborations. In addition, unforeseen delays or complications could arise and result in the breach of our contractual obligations with our collaborators and others, or render our technologies unable to perform at the quality and capacity levels required for success.

We may be unable to recruit and retain senior management and other key scientific personnel on whom we are dependent.

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

          We restructured our operations in 2002, resulting in substantial workforce reductions.  These reductions were effected in all functional areas.  Our top management was restructured in April 2003.  Future changes and reductions may create concerns in our employee base about job security, our direction or focus, and the continued viability of the Company.  Such concerns could lower productivity, make it more likely that some of our key employees will seek new employment and require us to hire replacements, and cause concerns among collaborators or potential collaborators about doing business with us.  These factors also may make the management of our business more difficult and make it harder for us to attract employees in the future.

We are at an early or middle stage of product commercialization, and we may not be able to successfully develop our products and technologies nor sustain commercial use of our technology.

          We are in an early or middle stage of commercialization, and we are subject to all of the risks inherent in the development of a business enterprise, including the need for substantial capital to support the development of our products and technologies.

          Our anticipated products most likely will require that we enter into new collaborations before we can manufacture and/or market them.  Our NHL vaccine cannot be further developed without a collaboration in the foreseeable future. Vaccines are also subject to the governmental regulatory process. Because we are in new and developing fields, and our research focuses on new and unproven products, our therapeutic vaccines, proteins and other therapeutics under development may not be effective in humans, or may not meet regulatory requirements for safety and efficacy. In addition, even if we successfully develop a product, there may not be a substantial commercial market for that product at commercially viable prices.

We are in new and developing fields and there may not be a market for our technologies.

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

Alternative technologies may supersede our technologies or make them non-competitive.

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

General economic conditions cause uncertainty with respect to other companies’ and entities’ collaborating with us or otherwise dealing with us, and this can have an adverse effect on our revenues and cash flows.

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

Conflicts with collaborators or licensees could harm our business.

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

We must enter into agreements with third parties to provide sales and marketing services, or develop these capabilities on our own, if we are to successfully commercialize our products and technologies.

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

We may not be able to successfully manufacture products in commercial quantities or at acceptable costs.

          The failure of our technologies to provide safe, effective, useful or commercially viable approaches to the discovery, development and/or production of drug targets and proteins which can be used as therapeutics would significantly limit our business plan and future growth.

Our stock could be delisted from the NASDAQ National Market if it does not meet NASDAQ’s minimum bid price

          Under the NASDAQ National Market ‘s listing maintenance standards, our stock must maintain a minimum bid price of $1.00.  Within the last 45 days, the bid price for our stock closed below $1.00 per share.  If the bid price for our stock declines and remains below $1.00 for 30 trading days, NASDAQ may choose to notify us that it may delist our stock from the NASDAQ National Market.  After the initial 30-day trading period, we would have a 90-day probationary period during which our stock must meet the $1.00 minimum bid price requirement.  If our stock price does not trade above $1.00 for at least ten consecutive days during the 90-day probationary period, we would be entitled to a hearing before the NASDAQ National Market.  However, we can provide no assurance regarding the outcome of that hearing and our stock could be delisted from the NASDAQ National Market following such hearing.  Delisting from the NASDAQ National Market may, among other things, limit the liquidity and adversely affect the trading price of our stock.  If our common stock ceases to be listed on the NASDAQ National Market, we expect that our common stock would then be traded on the NASDAQ SmallCap Market.  If our stock is potentially subject to delisting from the NASDAQ National Market, we may have the ability to increase our stock price through certain capital transactions including a reverse stock split or share repurchases.

Concentration of ownership among our existing executive officers, directors and principal stockholders may enable them to collectively influence  significant corporate transactions that require stockholder approval.

          Our directors, our executive officers and principal stockholders affiliated with our directors and executive officers beneficially own, in the aggregate, approximately 36% of our outstanding common stock as of July 31, 2003.  The concentration of ownership in combination with other common stockholders may collectively influence significant corporate transactions such as mergers, changes in control, consolidation or sale of some or all of our assets, and other significant corporate transactions requiring shareholder approval.

Our stockholder rights plan and provisions of our charter documents and Delaware law may inhibit a takeover, which could adversely affect our stock price.

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

Risks Related to Our Industry

If companies in the pharmaceutical, biotechnology and life sciences industries do not succeed or their demand for our products and technologies decreases, then our revenues could be reduced.

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

If competitive products are better than our products, then our business may fail.

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

We and our collaborators may not obtain FDA and other approvals for our products in a timely manner, or at all.

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

USDA rules could adversely affect us or our collaborators.

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

If there is negative public reaction to the use of genetically engineered products and technologies, then the market for certain products and technologies we develop will be adversely affected.

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

We may be sued for product liability and our product liability insurance may not be adequate.

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

If we use hazardous materials in our business in a manner that causes injury or violates laws, we may be liable for substantial damages.

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

Healthcare reform and restrictions on reimbursements may limit the financial returns from our products.

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

Risks Related to Our Intellectual Property

Patent protection in the biotechnology industry is uncertain, which may result in a decrease in the value of our products and technologies.

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

          Throughout the world there are numerous issued patents, as well as published foreign patent applications which may issue as patents, many of which relate to our current operations, our anticipated future operations and the products we are likely to develop. The scope of these patents is a matter of legal interpretation and is subject to uncertainty. We have not obtained, but we may in the future obtain, opinions from our patent counsel that we have freedom to conduct our commercial activities free of claims of patent infringement from third parties.  From time to time, we receive letters from third parties that allege patent infringement on our part.  Disagreements arising from these letters could result in costly and time-consuming litigation and divert our financial and managerial resources.    In addition, if we are ever determined to infringe the patent of any third party, we may be required to obtain a license to use this patent, which would increase our cost of doing business.

Our patent applications may not result in issued patents that are enforceable.

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

Public disclosure and patents relating to genes and gene sequences held by others may limit our proprietary rights.

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

Patent infringement or enforcement litigation or interference proceedings could be costly and disrupt our business and may prevent us from commercializing our products.

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

We may not be able to protect our know-how and trade secrets.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          The Company’s exposures to market risks are fully explained in our Annual Report on Form 10-K for the year ended December 31, 2002.  No material changes to the information provided in our Annual Report have occurred subsequent to December 31, 2002 through June 30, 2003.

Item 4.  Controls and Procedures

          (a) Evaluation of disclosure controls and procedures.  We have carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely alerting them to material information relating to the Company required to be included in periodic SEC filings.

          (b) Changes in internal controls over financial reporting.  There has been no change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

          (d) Use of Proceeds. During the third quarter of 2000, the Company received net proceeds of approximately $89 million from an initial public offering of the Company’s common stock.  Provided below is a reasonable estimate of the amount of IPO net proceeds used in each of the following categories, through June 30, 2003:

Construction of plant, building and facilities	$2,329,000
Purchase of machinery and equipment	7,706,000
Construction of leasehold improvements	5,993,000
Repayment of indebtedness	3,689,000
Purchase of intellectual property licenses	3,264,000
Capitalized patent costs	1,680,000
Working capital	52,860,000
Cash and investments	11,235,000

          The use of proceeds for working capital includes expenses for research and development and general and administrative activities.  Cash and investments consist of money market funds, commercial paper, corporate and U.S. government agency notes, and bank certificates of deposit.

          None of the IPO net proceeds were paid directly or indirectly to directors, officers, or their associates, persons owning 10 % or more of any class of our equity securities, or our affiliates.  The use of IPO net proceeds set forth above does not represent a material change from the anticipated use of proceeds described in the prospectus contained in our Registration Statement on Form S-1 (SEC Registration No. 333-34198), declared effective on August 9, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

          On May 29, 2003, we held our Annual Meeting of Stockholders to submit the following matters to a vote of the Company’s security holders.

          (1) Election of the entire board of five (5) directors of the Company, to hold office until the 2004 Annual Meeting of Stockholders or until their successors are duly elected:

Director	Votes For	Votes Withheld

Robert L. Erwin	20,979,415	580,384
Marvyn Carton	20,960,562	599,237
Bernard I. Grosser, M.D.	21,373,075	186,724
Sol Levine	21,178,381	381,418
Kevin J. Ryan	20,976,321	583,478

          There were no abstentions, votes against or broker non-votes with respect to this proposal.

          (2) Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2003:

Votes For	Votes Against	Abstentions

21,322,258	59,300	178,241

          There were no votes withheld or broker non-votes with respect to this proposal.

Item 5.  Other Information

          On April 14, 2003 Kevin J. Ryan replaced Robert L Erwin and John D. Fowler Jr. as Chief Executive Officer and President, respectively, of the Company.  Mr. Erwin remains as Chairman of the Board of Directors.  Mr. Fowler ended his term as a director on May 29, 2003.

Item 6.  Exhibits and Reports on Form 8-K

          (a) List of Exhibits:

Exhibit Number	Exhibit Title or Description

10.1	Separation of Employment Agreement between registrant and Robert L. Erwin.
10.2	Separation of Employment Agreement between registrant and David R. McGee.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K:

          On April 29, 2003, the Company filed a current report on Form 8-K, dated April 22, 2003, to report under Item 12: Results of Operations and Financial Condition, our quarterly earnings release and investor conference call and related financial and operating information and Item 7: Financial Statements and Exhibits, with respect to earnings release and conference call transcript exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LARGE SCALE BIOLOGY CORPORATION

Date: August 14, 2003	By:	/s/ RONALD J. ARTALE

Ronald J. Artale Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Title or Description

10.1	Separation of Employment Agreement between registrant and Robert L. Erwin.
10.2	Separation of Employment Agreement between registrant and David R McGee.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.