Form 10-Q
period 2003-09-30
LARGE SCALE BIOLOGY CORP
filed 2003-11-14
CIK 1108951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

The number of shares outstanding of registrant’s common stock, $0.001 par value, as of November 9, 2003: 25,856,836

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

Large Scale Biology Corporation

Form 10-Q

For the Quarter Ended September 30, 2003

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Large Scale Biology Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$6,727,000	$8,238,000
Marketable securities	4,568,000	14,840,000
Prepaid expenses and other current assets	1,186,000	1,529,000

Total current assets	12,481,000	24,607,000
Property, plant, and equipment, net	11,116,000	14,865,000
Patents and intellectual property licenses, net	3,303,000	4,434,000
Other intangible assets, net	—	52,000
Other assets	575,000	783,000

	$27,475,000	$44,741,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$645,000	$956,000
Accrued expenses	814,000	571,000
Current portion of long-term debt	151,000	145,000
Deferred revenue and customer advances	124,000	245,000

Total current liabilities	1,734,000	1,917,000
Long-term debt	122,000	165,000
Accrued stock compensation	275,000	—

Total liabilities	2,131,000	2,082,000

Stockholders’ equity:
Common stock; issued and outstanding:
September 30, 2003 — 25,852,711 shares; December 31, 2002 — 25,223,753 shares	192,601,000	192,160,000
Stockholders’ notes receivable	(26,000)	(46,000)
Deferred compensation	(178,000)	(550,000)
Accumulated deficit	(167,053,000)	(148,905,000)

Total stockholders’ equity	25,344,000	42,659,000

	$27,475,000	$44,741,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$1,192,000	$710,000	$2,949,000	$1,625,000

Costs and expenses:
Development agreements	1,265,000	579,000	3,445,000	867,000
Research and development	2,755,000	4,525,000	8,761,000	16,758,000
General and administrative	1,511,000	2,370,000	7,292,000	9,983,000
Impairment of property	—	—	1,698,000	—
Amortization of purchased intangibles	—	156,000	52,000	468,000

Total costs and expenses	5,531,000	7,630,000	21,248,000	28,076,000

Loss from operations	(4,339,000)	(6,920,000)	(18,299,000)	(26,451,000)
Interest income, net	33,000	156,000	151,000	587,000

Net loss	$(4,306,000)	$(6,764,000)	$(18,148,000)	$(25,864,000)

Net loss per share - basic and diluted	$(0.17)	$(0.27)	$(0.71)	$(1.04)

Weighted average shares outstanding - basic and diluted	25,789,815	24,993,496	25,538,719	24,961,799

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(18,148,000)	$(25,864,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	2,101,000	3,136,000
Amortization of intangible assets	944,000	1,434,000
Stock compensation expense	1,050,000	1,942,000
Impairment of property	1,698,000	—
Write-off of capitalized patent costs	239,000	—
Loss on sale of equipment	156,000	—
Provision for doubtful accounts receivable	154,000	—
Interest received in excess of interest accrued	159,000	182,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	33,000	(180,000)
Other assets	65,000	100,000
Accounts payable	(311,000)	(359,000)
Accrued expenses	254,000	(406,000)
Deferred revenue and customer advances	(121,000)	(198,000)

Net cash used in operating activities	(11,727,000)	(20,213,000)

Cash flows from investing activities:
Purchases of marketable securities	(8,984,000)	(17,116,000)
Proceeds from matured marketable securities	19,097,000	23,287,000
Capital expenditures	(50,000)	(714,000)
Increase in patents and intellectual property licenses	—	(535,000)

Net cash provided by investing activities	10,063,000	4,922,000

Cash flows from financing activities:
Proceeds from issuance of common stock	27,000	5,000
Proceeds from stockholder loan payments	20,000	3,000
Change in restricted cash	143,000	143,000
Principal payments on long-term debt	(37,000)	(35,000)

Net cash provided by financing activities	153,000	116,000

Net decrease in cash and cash equivalents	(1,511,000)	(15,175,000)
Cash and cash equivalents at beginning of period	8,238,000	24,055,000

Cash and cash equivalents at end of period	$6,727,000	$8,880,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Subsequent Event

Subsequent to September 30, 2003, the National Institute of Environmental Health Services (“NIEHS”) has notified us that its contract with the Company is terminated for the Government’s convenience after an agreed upon wind-down period ending on December 15, 2003. Over the last several months, the Company has been accelerating execution of a therapeutic protein and vaccine product strategy while concurrently de-emphasizing diagnostic tools and services. As a result of the NIEHS action and consistent with the corporate refocus and change in direction, the Company’s Proteomics Division will conclude its toxicoproteomics project with the NIEHS by the end of 2003. Revenues attributable to NIEHS during the three and nine months ended September 30, 2003 were $0.6 million and $1.7 million, respectively.

The Company’s performance under the contract including sample analysis, reports and data deliverables has been in strict conformance with contract specified research protocols and timetables. The Company is reviewing other proteomics business, pending prospects and its internal needs for proteomics tools in support of its research and development programs during the fourth quarter of 2003.

2. The Company and Summary of Significant Accounting Policies

Large Scale Biology Corporation is an integrated biotechnology company focusing on product development and biomanufacturing of protein and peptide therapeutics and vaccines. Examples of therapeutic products we are developing include:

•	Recombinant bovine aprotinin, a protease inhibitor used in cardiac surgery

•	Proprietary human alpha-galactosidase A for the treatment of Fabry disease, a lysosomal storage disorder

•	Stem cells products to stimulate human bone marrow recovery and expansion following chemotherapy or radiation treatment

•	Vaccines for human and animal healthcare

The Company’s proprietary systems are supported by patents and patent applications. The Company’s corporate offices and research and development are headquartered in Vacaville, California. The Company’s Biomanufacturing Division is located in Owensboro, Kentucky, and the Company’s Proteomics Division is located in Germantown, Maryland.

The Company incurred net losses of $18.1 million, $33.2 million and $20.7 million and negative operating cash flows of $11.7 million, $23.9 million and $18.5 million in the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively. These negative cash flows have been financed primarily by proceeds from the Company’s initial public offering in 2000. The Company’s history of negative cash flows and its cash and marketable securities balance of $11.3 million at September 30, 2003, raise substantial doubt about the Company’s ability to continue as a going concern, absent any new sources of significant cash flows. We believe that the Company’s best near-term opportunity for significant revenue growth and concurrent source of working capital is agreements with other companies for the joint development and commercialization of our alpha-galactosidase and aprotinin products. We are currently in discussions with pharmaceutical companies capable of marketing these products. The commercialization of both products for therapeutic applications will require approval by the FDA and product scale-up at our biomanufacturing facility under FDA requirements. In addition, we are pursuing other potential sources of working capital including a public or private equity offering, partnerships, mergers or sales of assets or technologies. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock-Based Compensation — During the third quarter of 2003, the Company adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” effective as of January 1, 2003 for its stock-based employee compensation plans using the prospective recognition method under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123.” This method applies the recognition provisions of SFAS 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, recognized compensation expense for those issuances under stock-based employee compensation plans. The fair values of stock options were estimated at the date of grant using the Black-Scholes option-pricing model and are being amortized over the vesting period of generally 3 years. The adoption of SFAS 123 has not had a material effect on expenses previously reported during the first and second quarters of 2003. For stock awards granted prior to January 1, 2003, compensation expense has not been recognized under SFAS 123.

Prior to January 1, 2003, the Company account for stock options granted to employees and directors and other stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, the Company recognized compensation expense for stock options only if the quoted market value of the Company’s common stock exceeded the exercise price of the option on the grant date. Any compensation expense realized using this intrinsic value method is being amortized over the vesting period of the option.

The following table presents the pro forma effect on the Company’s reported net loss and net loss per share if the SFAS 123 fair value method was applied to stock-based employee compensation plans for awards granted prior to January 1, 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(4,306,000)	$(6,764,000)	$(18,148,000)	$(25,864,000)
Deduct: Stock-based employee compensation expense determined using the fair value method for awards issued prior to January 1, 2003	(455,000)	(1,106,000)	(3,326,000)	(3,439,000)

Pro forma net loss	$(4,761,000)	$(7,870,000)	$(21,474,000)	$(29,303,000)

Net loss per share:
Basic and diluted – as reported	$(0.17)	$(0.27)	$(0.71)	$(1.04)

Basic and diluted – pro forma	$(0.18)	$(0.31)	$(0.84)	$(1.17)

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model and amortized over the vesting period of typically 3 to 4 years for the pro forma adjustments in the above table. The Company granted 1,259,500 and 1,397,250 stock options to employees and directors in the nine months ended September 30, 2003 and 2002, respectively.

Stock options issued to non-employees as consideration for services provided to the Company have been and continue to be accounted for under the fair value method in accordance with SFAS 123, which requires that compensation expense be recognized for all such options.

Net Loss Per Share — Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares were 27,026 and 318,431 for the three months ended September 30, 2003 and 2002, respectively, and 16,974 and 697,421 for the nine months ended September 30, 2003 and 2002, respectively. These shares are excluded from diluted net loss per share because of their anti-dilutive effect.

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

Overview

We are an integrated biotechnology company focusing on product development and biomanufacturing of protein and peptide therapeutics and vaccines. Examples of therapeutic products we are developing include:

•	Recombinant bovine aprotinin, a protease inhibitor used in cardiac surgery

•	Proprietary human alpha-galactosidase A for the treatment of Fabry disease, a lysosomal storage disorder

•	Stem cells products to stimulate human bone marrow recovery and expansion following chemotherapy or radiation treatment

•	Vaccines for human and animal healthcare

Our corporate offices and research and development are headquartered in Vacaville, California. Our Biomanufacturing Division is located in Owensboro, Kentucky, and our Proteomics Division is located in Germantown, Maryland.

In the nine months ended September 30, 2003, we continued to realize material negative operating cash flows. Our negative cash flows in this period were significantly lower than the prior year period as a result of cost saving initiatives including employee headcount reductions and the canceling or delaying certain internally funded research projects. The history of negative cash flows and the cash and marketable securities balance of $11.3 million at September 30, 2003, raise substantial doubt about the Company’s ability to continue as a going concern, absent any new sources of significant cash flows. We believe that our best near-term opportunity for significant revenue growth and concurrent source of working capital is agreements with other companies for the joint development and commercialization of our alpha-galactosidase and aprotinin products. We are currently in discussions with pharmaceutical companies capable of marketing these products. The commercialization of both products for therapeutic applications will require approval by the FDA and product scale-up at our biomanufacturing facility under FDA requirements. In addition, we are pursuing other potential sources of working capital including a public or private equity offering, partnerships, mergers or sales of assets or technologies.

Subsequent Event

Subsequent to September 30, 2003, NIEHS has notified us that its contract with the Company is terminated for the Government’s convenience after an agreed upon wind-down period ending on December 15, 2003. Over the last several months, we have been accelerating execution of a therapeutic protein and vaccine product strategy while concurrently de-emphasizing diagnostic tools and services. As a result of the NIEHS action and consistent with the corporate refocus and change in direction, our Proteomics Division will conclude its toxicoproteomics project with the NIEHS by the end of 2003. Revenues attributable to NIEHS during the three and nine months ended September 30, 2003 were $0.6 million and $1.7 million, respectively.

Our performance under the contract including sample analysis, reports and data deliverables has been in strict conformance with contract specified research protocols and timetables. We are reviewing other proteomics business, pending prospects and its internal needs for proteomics tools in support of its research and development programs during the fourth quarter of 2003.

Recent Developments

During the third quarter of 2003, we adopted SFAS 123 effective as of January 1, 2003 for our stock-based employee compensation plans using the prospective recognition method under SFAS 148. This method applies the recognition provisions of SFAS 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, recognized compensation expense for those issuances under our stock-based employee compensation plans. This change will increase our future employee-related expenses for development agreements, research and development, and general and administrative expenses. For stock awards granted prior to January 1, 2003, compensation expense has not been recognized under SFAS 123.

Results of Operations

Revenues increased $0.5 million and $1.3 million in the three and nine months ended September 30, 2003, respectively, compared to the prior year periods. These increases are primarily attributable to the research contracts or grants with NIEHS, Growers Research Group and the National Institute of Standards and Technology (“NIST”) that were started during the third quarter of 2002 through the first quarter of 2003. Revenues in the fourth quarter of 2003 are expected to be less than the third quarter because of $0.3 million of non-recurring deferred revenue recognized during the third quarter of 2003. Recently signed contracts and awarded grants are not expected to provide sufficient revenues in 2004 to offset the loss of NIEHS revenues. Accordingly, we expect that quarterly revenues will be lower in the first half of 2004 than 2003, absent any new sources of significant revenues.

Development agreement costs consist mainly of personnel expenses, outside research services, research materials and lab overhead costs related to activities performed under revenue generating research agreements and grants. Development agreement costs increased $0.7 million and $2.6 million in the three and nine months ended September 30, 2003, respectively, compared to the prior year periods. These increases are due to the increased revenues and related research with NIEHS, Growers Research Group and NIST.

Research and development expenses consist mainly of personnel expenses, outside research services, research materials and lab overhead costs related to internally funded research activities. Research and development expenses decreased $1.8 million and $8.0 million in the three and nine months ended September 30, 2003, respectively, compared to the prior year periods. These decreases are primarily attributable to employee headcount reductions (through restructurings and attrition), the elimination of outside research services and the increased allocation of resources from internally funded research activities to revenue generating projects.

General and administrative expenses largely consist of personnel expenses of non-research personnel, external legal and accounting costs, and insurance costs. General and administrative expenses decreased $0.9 million and $2.7 million in the three and nine months ended September 30, 2003, respectively, compared to the prior year periods. These decreases are primarily attributable to employee headcount reductions (through restructurings and attrition) and a reduction of outside legal costs due to the internalization of patent application processes and the abandonment of certain patent applications. We expect general and administrative expenses in the fourth quarter of 2003 to be approximately the same as the third quarter.

Impairment of property represents a write-down of the carrying value of leasehold improvements at our proteomics division. We concluded that such property was impaired as of March 31, 2003 based upon a comparison of the carrying value of the leasehold improvements with the fair market value of similarly improved office and laboratory space in the local area.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2003	2002
Net cash used in operating activities, excluding marketable securities activity	$(11,886,000)	$(20,395,000)
Cash used in investing activities, excluding marketable securities activity	(50,000)	(1,249,000)
Net cash provided by financing activities	153,000	116,000

Net decrease in cash, cash equivalents and marketable securities	(11,783,000)	$(21,528,000)

Cash, cash equivalents and marketable securities at December 31, 2002	23,078,000

Cash, cash equivalents and marketable securities at September 30, 2003	$11,295,000

In the nine months ended September 30, 2003, we continued to realize material negative operating cash flows. The reduction of cash used in operating and investing activities in the nine months ended September 30, 2003 compared to the prior year period is primarily attributable to cost saving initiatives implemented throughout 2002 and 2003. The history of negative cash flows and the cash and marketable securities balance of $11.3 million at September 30, 2003, raises substantial doubt about the Company’s ability to continue as a going concern, absent any new sources of significant cash flows. We believe that our best near-term opportunity for significant revenue growth and concurrent source of working capital is agreements with other companies for the joint development and commercialization of our alpha-galactosidase and aprotinin products. In addition, we are pursuing other potential sources of working capital including a public or private equity offering, partnerships, mergers or sales of assets or technologies.

We have spent nominal amounts on capital expenditures in the nine months ended September 30, 2003 and expect no significant capital expenditures during the fourth quarter of 2003.

Critical Accounting Policies

We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Revenue Recognition — We currently receive revenues for sponsored research from commercial companies and government agencies. Funds received for sponsored research is typically non-refundable and not based upon performance objectives or customer acceptance. During the nine months ended September 30, 2003, 80% of revenues were for the reimbursement of research activities and recognized as the costs were incurred.

Intangible and Long-Lived Assets — The Company’s intangible and long-lived assets include capitalized costs of filing patent applications that relate to commercially viable technologies, capitalized license fees for rights to specified intellectual property, and property and equipment related to our research facilities in California and Maryland and our biomanufacturing facility in Kentucky. All intangible and long-lived assets are amortized or depreciated over the shorter of (1) their estimated useful lives, (2) the estimated period that the assets will generate revenue, or (3) the statutory or contractual term in the case of patents and intellectual property licenses. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. We evaluate our intangible assets and our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any of our intangible assets or long-lived assets are considered to be impaired, the amount of impairment to be recognized is equal to the excess of the carrying amount of the assets over the fair value of the assets.

Stock-Based Compensation — During the third quarter of 2003, we adopted SFAS 123 effective as of January 1, 2003 for our stock-based employee compensation plans using the prospective recognition method under SFAS 148. This method applies the recognition provisions of SFAS 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, recognized compensation expense for those issuances under our stock-based employee compensation plans. The fair values of stock options were estimated at the date of grant using the Black-Scholes option-pricing model and are being amortized over the vesting period of generally 3 years. The adoption of SFAS 123 has not had a material effect on expenses previously reported during the first and second quarters of 2003. For stock awards granted prior to January 1, 2003, compensation expense has not been recognized under SFAS 123.

Prior to January 1, 2003, we account for stock options granted to employees and directors and other stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. As such, we recognize compensation expense for stock options only if the quoted market value of the Company’s common stock exceeded the exercise price of the option on the grant date.

Stock options issued to non-employees as consideration for services provided to the Company have been and continue to be accounted for under the fair value method in accordance with SFAS 123, which requires that compensation expense be recognized for all such options.

Factors That May Affect Our Business

Risks Related To Our Business

We have a history of significant net losses and negative cash flows. Our working capital is declining rapidly and we may not have sufficient cash to fund our product development initiatives or to continue operations.

We have realized significant net losses and negative operating cash flows in recent years and in the nine months ended September 30, 2003. Our working capital balance at September 30, 2003 was $10.7 million. Based upon our current rate of negative operating cash flows, we cannot assure you that the Company will be able to continue as a going concern.

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

Given our current working capital balance and the expected cost to complete the development of our products including our alpha-galactosidase and aprotinin products, we require additional working capital. The amount of additional capital we require is substantial. Our recent operating results and our current stock price may limit our opportunity for issuance of additional equity securities. Further, if we raise additional working capital by issuing equity securities, existing stockholders could experience significant dilution.

Our revenues in the nine months ended September 30, 2003 and for the year ended December 31, 2002 were not significant. If we are unable to significantly increase our revenues, we will not be able to achieve profitability or positive operating cash flows, our working capital will continue to erode, and our business will suffer.

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

We currently lease excess office and lab space at our proteomics facility in Germantown, Maryland. Our facility lease in Germantown expires in 2010. We are attempting to sublease approximately 75% of our Germantown facility for the remainder of the lease term. If we are unable to sublease this excess space, we will not realize all of our planned cost saving for 2004.

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

We require additional capital

We require substantial working capital to continue our product development programs and to fund our operations. In addition, the risks inherent in developing innovative products, such as aprotinin and alpha-galactosidase, make it difficult to forecast with certainty the capital required to commercialize our products. We may raise this capital through public or private equity financings or through collaborations or strategic partnerships. Our access to equity markets may be restricted by depressed stock valuations or other factors. Also, if we raise additional funds by issuing equity securities, existing stockholders may be significantly diluted. We may be unsuccessful in entering into any new collaboration or strategic partnership that results in significant working capital or revenue. If we are unable to raise sufficient additional capital, we may have to curtail or cease operations.

We may not be able to enter into collaborations necessary to fully develop and commercialize our products and technologies, and we will be dependent on our collaborators if we do.

We are independently pursuing some therapeutic product applications into the development stage. However, we expect to develop and commercialize most of our future products in collaboration with pharmaceutical and biotechnology companies. For example, our strategy concerning our aprotinin and alpha-galactosidase involves seeking partners to complete the development of these products. We cannot assure you that such collaborative arrangements will be available to us on acceptable terms, or at all. If our cash flows continue to deteriorate or we take significant steps to reduce our expenses, potential partners may question our ability to perform and choose not to do business with us, which would make it harder for us to find a partner and would harm our ability to commercialize our products. Our success will depend in large part on our ability to enter into future collaborations with other companies for the financing of development and/or regulatory approval and commercialization of our products. Our reliance upon these companies for these capabilities will reduce our control over such activities and could make us dependent upon them. Furthermore, obtaining funds through arrangements with collaborative partners or others may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to sell or license the rights to certain of our products or technologies on terms that are worse than we might have been able to obtain in a different environment. To date, we have entered into only a limited number of collaborations. Generally, the scope of these collaborations has been to demonstrate the function of plant genes and the feasibility of using viral vectors to create proteins in plants and to identify marker proteins for drug development and diagnostics. Some of our existing agreements provide us with rights to participate financially in the commercial development of products resulting from the use of our technologies. We may be unable to obtain such rights in future collaborations. In addition, unforeseen delays or complications could arise and result in the breach of our contractual obligations with our collaborators and others, or render our technologies unable to perform at the quality and capacity levels required for success.

We may be unable to recruit and retain senior management and other key scientific personnel on whom we are dependent.

The loss of one or more of our senior management or other key scientific personnel could significantly harm our business, cause collaborators to cease dong business with us or potential collaborators to decline to do business with us, and could otherwise inhibit our research and development and commercialization efforts. None of our key personnel are subject to employment agreements. We face competition for research scientists and technical staff from other companies, academic institutions, government entities, nonprofit laboratories and other organizations. We have implemented 10% cash salary reductions substituting non-cash stock compensation for our highest paid employees to conserve cash. Failure to recruit and retain senior management and scientific personnel on acceptable terms may prevent us from achieving our business objectives.

Our previous or future workforce reductions and management restructurings may hurt the performance of our continuing personnel, and make it more difficult to retain the services of key personnel.

We restructured our operations in both 2002 and 2003, resulting in substantial workforce reductions. These reductions affected all functional areas including a change in top management. Future changes and reductions may create concerns in our employee base about job security, our direction or focus, and the continued viability of the Company. Such concerns could lower productivity, make it more likely that some of our key employees will seek new employment and require us to hire replacements, and cause concerns among collaborators or potential collaborators about doing business with us. These factors also may make the management of our business more difficult and make it harder for us to attract employees in the future.

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

Our anticipated products most likely will require that we enter into new collaborations before we can manufacture and/or market them. Our NHL vaccine cannot be further developed without a collaboration in the foreseeable future. Vaccines are also subject to the governmental regulatory process. Because we are in new and developing fields, and our research focuses on new and unproven products, our therapeutic vaccines, proteins and other therapeutics under development may not be effective for their intended purpose, or may not meet regulatory requirements for safety and efficacy. In addition, even if we successfully develop a product, there may not be a substantial commercial market for that product at commercially viable prices.

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

Genomics, proteomics, biomanufacturing and bioinformatics are intensely competitive fields. They are characterized by extensive research efforts, which result in rapid technological progress that can render existing technologies obsolete or economically noncompetitive. If our competitors succeed in developing more effective technologies or render our technologies obsolete or noncompetitive, our business will suffer. Many universities, public agencies and established pharmaceutical, biotechnology, chemical and other life sciences companies with substantially greater resources than we have are developing and using technologies and are actively engaging in the development of products similar to or competitive with our products and technologies. Like us, our competitors are using proteomics and genomics technologies to identify potential drug targets, therapeutic proteins and diagnostic marker proteins. To remain competitive, we must continue to invest in new technologies and improve existing technologies. If our revenues and cash flows do not improve significantly, we will not have the resources to continue such investment.

Our competitors may devise faster, more complete or more accurate methods to obtain proteomic and functional genomic information than our technologies and systems, including our ProGEx and GENEWARE systems. There has been and continues to be substantial academic and commercial research effort devoted to the development of such methods. If successful competitive methods were developed, it would undermine the commercial basis for the products and technologies we intend to provide.

General economic conditions cause uncertainty with respect to other companies and entities collaborating with us or otherwise dealing with us, and this can have an adverse effect on our revenues and cash flows.

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

Our directors, our executive officers and principal stockholders affiliated with our directors and executive officers beneficially own, in the aggregate, approximately 36% of our outstanding common stock as of October 31, 2003. The concentration of ownership in combination with other common stockholders may collectively influence significant corporate transactions such as mergers, changes in control, consolidation or sale of some or all of our assets, and other significant corporate transactions requiring shareholder approval.

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

Our human and veterinary therapeutics and vaccines are included in the highly competitive markets for protein development and production. We face significant competition in our protein product development and production efforts from entities using alternative, and in some cases higher volume and larger scale, approaches for the same purpose. Competitors with substantially greater resources are actively developing products similar to or competitive with our products and potential products. Our competitors may succeed in developing products or obtaining regulatory approval before we do or in developing products that are more effective than those we develop or propose to develop. A large number of universities and other not-for-profit institutions, many of which are funded by the U.S. and foreign governments, are also conducting research to discover genes and their functions. Any one or more of these entities may discover and establish a patent position in one or more of the genes or proteins that we wish to commercialize.

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

Future commercial success of some of our products and of the products of some of our collaborators will depend in part on public acceptance of the use of genetically engineered products including drugs, plants and plant products. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Negative public reaction to genetically modified organisms and products could result in greater government regulation of genetic research and resultant products, including stricter labeling requirements, and could cause a decrease in the demand for our products, even if such products do not result from GMO organisms.

We may be sued for product liability and our product liability insurance may not be adequate.

The testing, marketing and sale of our and our collaborators’ products will entail a risk of allegations of product liability, and third parties may assert substantial product liability claims against us. While we have limited product liability insurance to protect against this risk, adequate insurance coverage may not be available at an acceptable cost, if at all, in the future and a product liability claim or product recall could materially and adversely affect our business. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of the products developed by our collaborators or us. If we are sued for any injury allegedly caused by our products or our collaborators’ products, our liability could exceed our total assets and our ability to pay the liability.

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

Throughout the world there are numerous issued patents, as well as published foreign patent applications which may be issued as patents, many of which relate to our current operations, our anticipated future operations and the products we are likely to develop. The scope of these patents is a matter of legal interpretation and is subject to uncertainty. We have not obtained, but we may in the future obtain, opinions from our patent counsel that we have freedom to conduct our commercial activities free of claims of patent infringement from third parties. From time to time, we receive letters from third parties that allege patent infringement on our part. Disagreements arising from these letters could result in costly and time-consuming litigation and divert our financial and managerial resources. In addition, if we are ever determined to infringe the patent of any third party, we may be required to obtain a license to use this patent, which would increase our cost of doing business.

Our patent applications may not result in issued patents that are enforceable.

Our disclosures in our patent applications may not be sufficient to meet the statutory requirements for patentability in all cases. As a result, we do not know which of our patent applications will result in enforceable patents. Our patent applications may not be issued as patents, and any patents that are issued to us may not provide commercially meaningful protection against competitors. Any issued patent may not provide us with competitive advantages. Others may challenge our patents or independently develop similar products that could result in an interference proceeding in the U.S. Patent and Trademark Office. Others may be able to design around our issued patents or develop products similar to our products. In addition, others may discover uses for genes or proteins other than those uses covered in our patents, and these other uses may be separately patentable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposures to market risks are fully explained in our Annual Report on Form 10-K for the year ended December 31, 2002. No material changes to the information provided in our Annual Report have occurred subsequent to December 31, 2002 through September 30, 2003.

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

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(d) Use of Proceeds. During the third quarter of 2000, the Company received net proceeds of approximately $89 million from an initial public offering of the Company’s common stock. Provided below is a reasonable estimate of the amount of IPO net proceeds used in each of the following categories, through September 30, 2003:

Construction of plant, building and facilities	$2,329,000
Purchase of machinery and equipment	7,751,000
Construction of leasehold improvements	5,993,000
Repayment of indebtedness	3,701,000
Purchase of intellectual property licenses	3,264,000
Capitalized patent costs	1,680,000
Working capital	57,436,000
Cash and investments	6,602,000

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

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Exhibit Number	Exhibit Title or Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Large Scale Biology Corporation

Date: November 14, 2003	By:	/s/ Ronald J. Artale
Ronald J. Artale
Senior Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Title or Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.