Form 10-Q
period 2004-03-31
LARGE SCALE BIOLOGY CORP
filed 2004-05-14
CIK 1108951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of registrant’s common stock, $0.001 par value, as of May 4, 2004: 31,183,208

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Large Scale Biology Corporation, LSBC, our logo, GENEWARE®, BAMF™, GRAMMR™, APRONEXINTM NP and other product and trade names are trademarks of or registered trademarks of Large Scale Biology Corporation in the United States and/or other countries. Other product and trade names mentioned herein may be trademarks and/or registered trademarks of their respective companies. References in this report to “the Company,” “our,” “we” and “us” refer collectively to Large Scale Biology Corporation, a Delaware corporation, and its predecessors and subsidiaries.

Large Scale Biology Corporation

Form 10-Q

For the Quarter Ended March 31, 2004

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

L arge Scale Biology Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$11,199,000	$7,737,000
Accounts Receivable, net	140,000	265,000
Prepaid expenses and other current assets	978,000	706,000

Total current assets	12,317,000	8,708,000
Property, plant, and equipment, net	8,298,000	8,628,000
Intangible assets, net	2,942,000	3,074,000
Other assets	704,000	570,000

	$24,261,000	$20,980,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$542,000	$592,000
Accrued expenses	773,000	953,000
Current portion of long-term debt	52,000	52,000
Deferred revenue and customer advances	188,000	147,000

Total current liabilities	1,555,000	1,744,000
Long-term debt	195,000	209,000
Accrued stock compensation	761,000	708,000

Total liabilities	2,511,000	2,661,000

Stockholders’ equity:
Common stock; issued and outstanding:
March 31, 2004 — 31,181,292 shares;
December 31, 2003 — 25,901,273 shares	200,292,000	192,541,000
Stockholders’ notes receivable	(20,000)	(24,000)
Accumulated deficit	(178,522,000)	(174,198,000)

Total stockholders’ equity	21,750,000	18,319,000

	$24,261,000	$20,980,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

C ondensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$319,000	$854,000

Costs and expenses:
Development agreements	487,000	935,000
Research and development	2,239,000	3,233,000
General and administrative	1,926,000	2,641,000
Impairment of property	—	1,698,000
Amortization of purchased intangibles	—	52,000

Total costs and expenses	4,652,000	8,559,000

Loss from operations	(4,333,000)	(7,705,000)
Interest income, net	9,000	70,000

Net loss	$(4,324,000)	$(7,635,000)

Net loss per share – basic and diluted	$(0.16)	$(0.30)

Weighted average shares outstanding – basic and diluted	27,320,293	25,253,244

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

C ondensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,324,000)	$(7,635,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	363,000	762,000
Amortization of intangible assets	132,000	276,000
Stock compensation expense	200,000	129,000
Impairment of property	—	1,698,000
Write-off of capitalized patent costs	—	199,000
Loss on sale of equipment	—	156,000
Provision for doubtful accounts receivable	—	154,000
Interest received in excess of interest accrued	—	40,000
Changes in assets and liabilities:
Accounts receivable	125,000	(165,000)
Prepaid expenses and other current assets	(272,000)	175,000
Other assets	(277,000)	19,000
Accounts payable	(50,000)	76,000
Accrued expenses	(180,000)	52,000
Deferred revenue and customer advances	41,000	—

Net cash used in operating activities	(4,242,000)	(4,064,000)

Cash flows from investing activities:
Purchases of marketable securities	—	(3,627,000)
Proceeds from matured marketable securities	—	6,058,000
Capital expenditures	(33,000)	(5,000)

Net cash provided by (used in) investing activities	(33,000)	2,426,000

Cash flows from financing activities:
Proceeds from issuance of common stock	7,604,000	4,000
Proceeds from stockholder loan payments	4,000	17,000
Change in restricted cash	143,000	143,000
Principal payments on long-term debt	(14,000)	(12,000)

Net cash provided by financing activities	7,737,000	152,000

Net increase (decrease) in cash and cash equivalents	3,462,000	(1,486,000)
Cash and cash equivalents at beginning of period	7,737,000	8,238,000

Cash and cash equivalents at end of period	$11,199,000	$6,752,000

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

The Company incurred net losses of $4,324,000 and $25,293,000, and negative operating cash flows of $4,242,000 and $15,207,000 in the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. These negative cash flows were financed primarily by proceeds from the Company’s IPO in 2000. If we are unable to generate significant revenues in 2004 or generate other potential sources of working capital including partnerships, mergers or sales of assets or technologies, the Company’s operations may be adversely affected.

Basis of Presentation — The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial information. Accordingly, these financial statements and notes thereto do not include certain disclosures normally associated with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This interim financial information should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of Large Scale Biology Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) and disclosures considered necessary for a fair presentation of the results of the interim periods presented. This interim financial information is not necessarily indicative of the results of any future interim periods or for the Company’s full year ending December 31, 2004.

Segment Reporting — The Company operates in one reportable segment.

Workforce Reductions — In connection with our 2003 restructuring plans and staff reductions, we accrued $1,401,000 for severance payments and other related termination benefits provided to employees. Of this amount, $860,000 was paid during 2003 leaving $541,000 in accrued expenses at December 31, 2003. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. In general, we use a formula based on the number of years of service to calculate the termination benefits to be provided to affected employees. During 2004, former employees were paid $256,000 under the 2003 workforce reduction programs leaving $285,000 in accrued expenses at March 31, 2004 to be paid during the remainder of 2004.

Stock-Based Compensation — The Company adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” effective as of January 1, 2003 for its stock-based employee compensation plans using the prospective recognition method under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123.” This method applies the recognition provisions of SFAS 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, the Company recognized compensation expense for those issuances under our stock-based employee compensation plans. For stock awards granted prior to January 1, 2003, compensation expense has not been recognized under SFAS 123, unless those stock awards were modified after January 1, 2003.

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

The following table presents the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to all stock-based awards to employees:

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(4,324,000)	$(7,635,000)
Stock-based employee compensation expense included in reported net loss for awards issued during 2004 and 2003	176,000	106,000
Stock-based employee compensation expense determined using the fair value method for all awards	(546,000)	(904,000)

Pro forma net loss	$(4,694,000)	$(8,433,000)

Net loss per share:
Basic and diluted – as reported	$(0.16)	$(0.30)

Basic and diluted – pro forma	$(0.17)	$(0.33)

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model and amortized over the vesting period of typically 3 or 4 years for the calculation of stock-based employee compensation in the above table. The Company granted 510,000 stock options to employees and directors during the three months ended March 31, 2004 and did not grant any stock options to employees and directors during the three months ended March 31, 2003.

Stock options issued to non-employees as consideration for services provided to the Company have been and continue to be accounted for under the fair value method in accordance with SFAS 123, which requires that compensation expense be recognized for all such options.

Net Loss Per Share — Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares were 984,878 and 12,028 for the three months ended March 31, 2004 and 2003, respectively. These shares are excluded from diluted net loss per share because of their anti-dilutive effect.

2. Private Placement of Common Stock

On March 8, 2004, we sold 5,169,682 shares of common stock at $1.58 a share and issued warrants to purchase 1,492,044 shares of common stock in a private placement with gross proceeds of approximately $8.2 million and after expenses, net proceeds of approximately $7.5 million. The warrants are exercisable starting September 8, 2004 and have an exercise price of $2.18 per share, subject to adjustments for stock splits, combinations, reclassifications and similar events, and expire on September 8, 2009. These warrants contain priced-based anti-dilution protective provisions providing for adjustments of the exercise price of the warrants upon the occurrence of any sale of shares below the exercise price of the warrants. In particular, if we issue shares of our common stock at an effective price per share less than $2.18 on or before March 8, 2005, the exercise price of these warrants will adjust downward to the lower price per share (but in no event less than $1.984 per share). Following March 8, 2005, the exercise price of these warrants will adjust downward based on a weighted formula (but in no event to a price less than $1.984 per share) if we issue shares of our common stock at an effective price per share less than $2.18. Under the terms of the warrants, a holder may not exercise the warrant for a number of shares that would cause it to own more than 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares under the warrant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Report and our audited consolidated financial statements and related notes for the year ended December 31, 2003 included in our Annual Report on Form 10-K.

Introduction

Our current efforts are focused on improving cash flows, manufacturing products and entering into relationships to market and sell our products. Management’s objective is to manufacture and sell products in order to generate sufficient cash flows to sustain the Company’s operations. Our cash balance was $11.2 million at March 31, 2004. We have incurred negative operating cash flows of $4.2 million during the first quarter of 2004 and $15.2 million during 2003. We are reducing all expenditures not supporting commercial end points. Further significant cost reduction initiatives could limit our ability to develop and manufacture additional products. We expect that our operating cash usage will remain stable over the next few quarters and we anticipate additional capital expenditures of approximately $1.6 million in 2004 for our biomanufacturing facility in Owensboro, Kentucky that may be funded through an equipment financing arrangement or working capital.

Recent Developments

On March 8, 2004, we sold 5,169,682 shares of common stock at $1.58 a share and issued warrants to purchase 1,492,044 shares of common stock in a private placement with gross proceeds of approximately $8.2 million and after expenses, net proceeds of approximately $7.5 million. The warrants are exercisable starting September 8, 2004 and have an exercise price of $2.18 per share, subject to adjustments for stock splits, combinations, reclassifications and similar events, and expire on September 8, 2009. These warrants contain priced-based anti-dilution protective provisions providing for adjustments of the exercise price of the warrants upon the occurrence of any sale of shares below the exercise price of the warrants. In particular, if we issue shares of our common stock at an effective price per share less than $2.18 on or before March 8, 2005, the exercise price of these warrants will adjust downward to the lower price per share (but in no event less than $1.984 per share). Following March 8, 2005, the exercise price of these warrants will adjust downward based on a weighted formula (but in no event to a price less than $1.984 per share) if we issue shares of our common stock at an effective price per share less than $2.18. Under the terms of the warrants, a holder may not exercise the warrant for a number of shares that would cause it to own more than 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares under the warrant.

We shipped sample quantities of our plant-produced recombinant aprotinin product to prospective customers for R&D and manufacturing applications. Aprotinin is a protease inhibitor commercially marketed for medical, research and biomanufacturing applications. Also, we entered into a biomanufacturing and commercial distribution agreement for our APRONEXIN NP aprotinin product with Sigma-Aldrich Corporation. We believe that this is the initial step for meeting our objective to manufacture and sell products and generate sufficient cash flows to sustain the Company’s operations.

We plan to commercialize through a wholly owned subsidiary, Eclipse Diagnostics, Inc., a new diagnostic product called BAMF technology that enables detection of cancer and other diseases through a blood serum-based tests. BAMF is a proprietary pattern recognition discovery algorithm that identifies protein biomarkers in the blood, which form the basis of a test to detect cancer. We believe that development of commercial diagnostic tests based on our BAMF technology could improve patient outcome through earlier diagnosis of disease. We are exploring various options of raising capital to commercialize our BAMF technology by investors purchasing a direct equity interest in Eclipse.

Results of Operations

Revenues — The following table presents the changes in revenues from the first quarter of 2003 to 2004:

	Quarters ended March 31,		(Decrease) from 2003
	2004	2003	Amount	%
Revenues	$319,000	$854,000	$(535,000)	(63)%

The revenue decrease is primarily a result of the wind down of our contract with The National Institute of Environmental Health Services (“NIEHS”) ending on December 31, 2003. We expect, beginning in the third quarter of 2004, quarterly revenue increases with product sales of research grade aprotinin. However, we cannot assure you that we will be successful at generating significant revenues from product sales during 2004.

Development agreements and research and development costs — The following table presents the changes in total research activities from the first quarter of 2003 to 2004:

	Quarters ended March 31,		(Decrease) from 2003
	2004	2003	Amount	%
Development agreements	$487,000	$935,000	$(448,000)	(48)%
Research and development	2,239,000	3,233,000	(994,000)	(31)%

Total research activities	$2,726,000	$4,168,000	$(1,442,000)	(35)%

Development agreements and research and development costs consist mainly of personnel expenses, outside research services, research materials and laboratory overhead costs. Costs of total research activities have decreased significantly because of our product refocus and cost reduction efforts that were implemented in June and December 2003. Development agreement costs, as they related to activities performed under revenue generating research agreements and grants, have and are expected to fluctuate consistently with increases or decreases in revenues earned from research agreements and grants. The decrease in development agreement expense from 2003 to 2004 is attributed to a $0.6 million decrease in research activities related to the wind down of the NIEHS contract ending on December 31, 2003, partially offset by increased efforts performed under other commercial contracts. We expect development agreement expense in the second quarter of 2004 to be materially consistent with the first quarter. The decrease in research and development expense from 2003 to 2004 is attributable to our cost reduction efforts including savings of $0.5 million for employee compensation and benefits from headcount reductions and $0.1 million for materials purchases. In addition, non-cash depreciation expense decreased $0.3 million. We expect research and development expense in the second quarter of 2004 to be materially consistent with the first quarter.

General and administrative — The following table presents the changes in general and administrative expenses from the first quarter of 2003 to 2004:

	Quarters ended March 31,		(Decrease) from 2003
	2004	2003	Amount	%
General and administrative	$1,926,000	$2,641,000	$(715,000)	(27)%

The decrease in general and administrative expense is primarily attributable to headcount reductions and one-time charges incurred during the first quarter of 2003 including $0.2 million for the write-off of capitalized patent costs, $0.2 million for loss on sale of equipment and $0.2 million for a provision for doubtful accounts receivable. We expect general and administrative expense in the second quarter of 2004 to be approximately the same as the first quarter.

Impairment of property — During the first quarter of 2003, the carrying value of leasehold improvements at our Germantown, Maryland operations was written-down. We concluded that such property was impaired as of March 31, 2003 based upon a comparison of the carrying value of the leasehold improvements with the fair market value of similarly improved office and laboratory space in the local area. We did not incur any impairment charges during the first quarter of 2004.

Liquidity and Capital Resources

Net cash used in operating activities — The following table presents cash flows from operating activities for the first quarters of 2004 and 2003:

	Quarters Ended March 31,
	2004	2003
Cash paid to employees	$(1,813,000)	$(2,519,000)
Cash paid to suppliers	(2,923,000)	(2,344,000)

Total cash paid to employees and suppliers	(4,736,000)	(4,863,000)
Cash received from customers	485,000	689,000
Net interest received	9,000	110,000

Net cash used in operating activities	$(4,242,000)	$(4,064,000)

The increase in net cash used in operating activities from the first quarter of 2003 to 2004 is the result of the reduced cash received from customers primarily attributable to the wind down of the NIEHS contract ending on December 31, 2003. The decrease in total cash paid to employees and suppliers is the result of our 2003 cost reduction program and reorganizations. Specifically, workforce reductions decreased cash paid to employees by $0.7 million. Partially offsetting these decreased expenditures were cash disbursements that caused fluctuations in certain asset and liability balances including an increase in restricted cash of $0.3 million related to the renewal of the Vacaville facility lease recorded in other assets; a $0.3 million increase in prepaid expenses; and a $0.3 million decrease in accrued severance benefits related to payments to former employees under the 2003 workforce reduction programs.

We expect the negative operating cash flows to continue throughout 2004 at a similar rate as the first quarter of 2004 with improvements upon significant product sales. However, the current rate of cash usage is not sustainable for a long-term period. Our ability to develop our products and sustain operations will require subsequent funding through collaborations, or debt or equity financing in the short term and significant product sales in the long term. Although product sales would increase our short-term usage of cash for inventory and cost of product sold, we expect that sustained sales could generate positive cash flows.

Net cash used in investing activities — We spent $33,000 on capital expenditures in the quarter ended March 31, 2004. We have no material capital expenditure commitments at March 31, 2004; however, we anticipate that our biomanufacturing facility in Owensboro, Kentucky will require in 2004 approximately $1.6 million of expenditures to support our business objectives. We may fund these expenditures through an equipment financing arrangement or working capital.

Net cash provided by financing activities — In 2000, we received net proceeds of $88.8 million from our initial public offering, which has sustained the Company’s operations since that time. On March 8, 2004, we received net proceeds of approximately $7.5 million from a private placement of our common stock. These funds combined with our existing resources and anticipated revenues, are expected to sustain our operations through the first quarter of 2005. We will require substantial additional working capital to continue our product development programs and to fund our future operations. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

Critical Accounting Policies

We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Long-Lived Assets — Our long-lived assets include capitalized costs of filing patent applications, capitalized licenses and property and equipment. We evaluate our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s judgment. If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value.

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

Stock-Based Compensation — We adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” effective as of January 1, 2003 for its stock-based employee compensation plans using the prospective recognition method under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS 123.” This method applies the recognition provisions of SFAS 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, the Company recognized compensation expense for those issuances under our stock-based employee compensation plans. Methodologies used for calculations such as the Black-Scholes option-pricing model and variables such as volatility and expected life are based upon management’s judgment. Such methodologies and variables are reviewed and updated periodically for appropriateness and affect the amount of recorded charges.

Factors That May Affect Our Business

Risks Related To Our Business

We have a history of significant net losses and negative cash flows. We recently have raised additional working capital. However, our working capital may not be sufficient to fund all of our product development initiatives.

We have realized significant net losses and negative operating cash flows in recent years and in the quarter ended March 31, 2004. Our working capital balance at March 31, 2004 was $10.8 million. Based upon our current working capital balance, our current rate of negative operating cash flows and the expected cost to complete the development of our products, we cannot assure you that the Company will be able to sustain operations without additional working capital. Our recent operating results and our current stock price may limit our ability to issue additional equity securities and existing stockholders could experience significant dilution upon such an issuance.

Our revenues for the quarter ended March 31, 2004 and for the year ended December 31, 2003 were not significant. We may be required to further reduce our operating costs by further restructuring our operations or reducing the scope of our development programs. These actions would adversely affect our ability to generate new sources of revenue. We currently lease excess office and laboratory space in Germantown, Maryland. We are attempting to sublease our Germantown facility for the remainder of the lease term that expires in 2010. If we are unable to sublease this excess space, our cash flows will be adversely affected. If we are unable to significantly increase our revenues and cash received from customers, we will not be able to achieve profitability or positive operating cash flows, our working capital will continue to erode, and our business will suffer.

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

We require additional capital.

We require substantial working capital to continue our product development programs and to fund our operations. In addition, the risks inherent in developing innovative products or platforms, such as aprotinin, alpha-galactosidase and our BAMF technology-based diagnostic tests make it difficult to forecast with certainty the capital required to commercialize our products. We may raise this capital through public or private equity financings or through collaborations or strategic partnerships. We cannot assure you that we will be able to obtain additional financing on commercially reasonable terms, if at all. If additional funds are raised through the issuance of equity securities or convertible debt securities, the percentage ownership of our then-current stockholders would be reduced and the value of their investments might decline. In addition, any new securities issued might have rights, preferences or privileges senior to those securities held by our existing stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants or high rates of interest, and our assets could become encumbered, which would limit our ability to borrow in the future. We may be unsuccessful in entering into any new collaboration or strategic partnership that results in significant working capital or revenue. If we are unable to raise sufficient additional capital, we may have to curtail or cease operations.

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

We are in an early or middle stage of commercialization, and we are subject to all of the risks inherent in the development of a business enterprise, including the need for substantial capital to support the development of our products and technologies. Our anticipated products most likely will require that we enter into new collaborations before we can manufacture and/or market them. For instance, we believe that our NHL vaccine, which is ready for Phase II trials, cannot be further developed without collaboration. The prospects for development of our alpha-galactosidase A and aprotinin products are limited without collaboration or partnering support. Because we are in new and developing fields such as diagnostic tests for disease, and our research focuses on new and unproven products, our therapeutic vaccines, proteins and other therapeutics under development may not be effective for their intended purpose, or may not meet regulatory requirements for safety and efficacy. In addition, even if we successfully develop a product, there may not be a substantial commercial market for that product at commercially viable prices.

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

Our directors, our executive officers and principal stockholders affiliated with our directors and executive officers beneficially own, in the aggregate, approximately 22% of our outstanding common stock as of May 4, 2004. The concentration of ownership in combination with other common stockholders may collectively influence significant corporate transactions such as mergers, changes in control, consolidation or sale of some or all of our assets, and other significant corporate transactions requiring shareholder approval.

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

The Company’s exposures to market risks are fully explained in our Annual Report on Form 10-K for the year ended December 31, 2003. No material changes to the information provided in our Annual Report have occurred subsequent to December 31, 2003 through March 31, 2004.

Item 4.	Controls and Procedures

(a) Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report on Form 10-Q, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within these entities.

(b) Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(d) Use of Proceeds. During the third quarter of 2000, the Company received net proceeds of approximately $89 million from an initial public offering of the Company’s common stock. Provided below is a reasonable estimate of the amount of IPO net proceeds used in each of the following categories, through March 31, 2004:

Construction of plant, building and facilities	$2,329,000
Purchase of machinery and equipment	7,817,000
Construction of leasehold improvements	5,993,000
Repayment of indebtedness	3,727,000
Purchase of intellectual property licenses	3,264,000
Capitalized patent costs	1,756,000
Working capital	63,870,000

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

(e) Issuer Purchases: None.

Item 6.	Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Exhibit Number	Exhibit Title or Description
10.1	Eleventh Amendment to Lease Agreement between registrant and Woodlawn Foundation, dated December 23, 2003.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Large Scale Biology Corporation

Date: May 14, 2004	By:	/s/ Ronald J. Artale

Ronald J. Artale Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Title or Description
10.1	Eleventh Amendment to Lease Agreement between registrant and Woodlawn Foundation, dated December 23, 2003.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.