Form 10-Q
period 2004-06-30
LARGE SCALE BIOLOGY CORP
filed 2004-08-16
CIK 1108951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares outstanding of registrant’s common stock, $0.001 par value, as of August 5, 2004: 31,251,289

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

Large Scale Biology Corporation

Form 10-Q

For the Quarter Ended June 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Large Scale Biology Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$7,656,000	$7,737,000
Accounts receivable, net	240,000	265,000
Prepaid expenses and other current assets	731,000	706,000

Total current assets	8,627,000	8,708,000
Property, plant, and equipment, net	8,132,000	8,628,000
Intangible assets, net	2,821,000	3,074,000
Other assets	671,000	570,000

	$20,251,000	$20,980,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$584,000	$592,000
Accrued expenses	596,000	953,000
Current portion of long-term debt	53,000	52,000
Deferred revenue and customer advances	150,000	147,000

Total current liabilities	1,383,000	1,744,000
Long-term debt	182,000	209,000
Accrued stock compensation	812,000	708,000

Total liabilities	2,377,000	2,661,000

Stockholders’ equity:
Common stock; issued and outstanding: June 30, 2004 — 31,226,100 shares; December 31, 2003 — 25,901,273 shares	200,487,000	192,541,000
Stockholders’ notes receivable	(20,000)	(24,000)
Accumulated deficit	(182,593,000)	(174,198,000)

Total stockholders’ equity	17,874,000	18,319,000

	$20,251,000	$20,980,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$362,000	$903,000	$681,000	$1,757,000

Costs and expenses:
Development agreements	535,000	1,245,000	1,022,000	2,180,000
Research and development	2,280,000	2,773,000	4,519,000	6,006,000
General and administrative	1,638,000	3,140,000	3,564,000	5,781,000
Impairment of property	—	—	—	1,698,000
Amortization of purchased intangibles	—	—	—	52,000

Total costs and expenses	4,453,000	7,158,000	9,105,000	15,717,000

Loss from operations	(4,091,000)	(6,255,000)	(8,424,000)	(13,960,000)
Interest income, net	20,000	48,000	29,000	118,000

Net loss	$(4,071,000)	$(6,207,000)	$(8,395,000)	$(13,842,000)

Net loss per share - basic and diluted	$(0.13)	$(0.24)	$(0.29)	$(0.54)

Weighted average shares outstanding - basic and diluted	31,186,663	25,567,201	29,253,478	25,411,090

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(8,395,000)	$(13,842,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	686,000	1,443,000
Amortization of intangible assets	265,000	503,000
Stock compensation expense	446,000	765,000
Impairment of property	—	1,698,000
Write-off of capitalized patent costs	—	239,000
Loss on sale of equipment	—	156,000
Provision for doubtful accounts receivable	—	154,000
Interest received in excess of interest accrued	—	141,000
Changes in assets and liabilities:
Accounts receivable	160,000	(305,000)
Prepaid expenses and other current assets	(25,000)	540,000
Other assets	(245,000)	50,000
Accounts payable	(8,000)	(153,000)
Accrued expenses	(357,000)	513,000
Deferred revenue and customer advances	3,000	—

Net cash used in operating activities	(7,470,000)	(8,098,000)

Cash flows from investing activities:
Purchases of marketable securities	—	(8,984,000)
Proceeds from matured marketable securities	—	12,687,000
Capital expenditures	(325,000)	(5,000)
Increase in patents and intellectual property licenses	(12,000)	—

Net cash provided by (used in) investing activities	(337,000)	3,698,000

Cash flows from financing activities:
Proceeds from issuance of common stock	7,604,000	9,000
Proceeds from stockholder loan payments	4,000	18,000
Change in restricted cash	144,000	143,000
Principal payments on long-term debt	(26,000)	(25,000)

Net cash provided by financing activities	7,726,000	145,000

Net decrease in cash and cash equivalents	(81,000)	(4,255,000)
Cash and cash equivalents at beginning of period	7,737,000	8,238,000

Cash and cash equivalents at end of period	$7,656,000	$3,983,000

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

The Company incurred net losses of $8,395,000 and $25,293,000, and negative operating cash flows of $7,470,000 and $15,207,000 in the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. These negative cash flows were financed primarily by proceeds from the Company’s IPO in 2000. The Company’s history of negative cash flows and its cash and cash equivalent balance of $7,656,000 at June 30, 2004, raise substantial doubt about the Company’s ability to continue as a going concern, absent any new sources of significant cash flows. Towards mitigating this near-term concern, the Company is in the process of securing non-dilutive loan financing as part of a broader investment initiative involving the Company’s biomanufacturing operations in Owensboro, Kentucky. In addition, the Company is pursuing opportunities for significant revenue growth and concurrent sources of working capital with other companies for the joint development and commercialization of recombinant Aprotinin and Interferon alpha 2a and 2b products. We are currently in discussions with pharmaceutical companies capable of marketing these products. The commercialization of both products for therapeutic applications will require approval by the FDA and product scale-up at our biomanufacturing facility under FDA regulations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Workforce Reductions — In connection with our 2003 restructuring plans and staff reductions, we accrued $1,401,000 for severance payments and other related termination benefits provided to employees. Of this amount, $860,000 was paid during 2003 leaving $541,000 in accrued expenses at December 31, 2003. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. In general, we use a formula based on the number of years of service to calculate the termination benefits to be provided to affected employees. During the six months ended June 30, 2004, former employees were paid $443,000 under the 2003 workforce reduction programs leaving $98,000 in accrued expenses at June 30, 2004. Of this amount, we expect $82,000 to be paid during the remainder of 2004 and $16,000 to be paid during 2005.

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

The following table presents the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to all stock-based awards to employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(4,071,000)	$(6,207,000)	$(8,395,000)	$(13,842,000)
Stock-based employee compensation expense included in reported net loss for awards issued during 2004 and 2003	215,000	463,000	391,000	569,000
Stock-based employee compensation expense determined using the fair value method for all awards	(573,000)	(2,580,000)	(1,119,000)	(3,484,000)

Pro forma net loss	$(4,429,000)	$(8,324,000)	$(9,123,000)	$(16,757,000)

Net loss per share:
Basic and diluted – as reported	$(0.13)	$(0.24)	$(0.29)	$(0.54)

Basic and diluted – pro forma	$(0.14)	$(0.33)	$(0.31)	$(0.66)

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model and amortized over the vesting period of typically 3 or 4 years for the calculation of stock-based employee compensation in the above table. The Company granted 539,000 and 1,246,500 stock options to employees and directors during the six months ended June 30, 2004 and 2003, respectively.

Stock options issued to non-employees as consideration for services provided to the Company have been and continue to be accounted for under the fair value method in accordance with SFAS 123, which requires that compensation expense be recognized for all such options.

Net Loss Per Share — Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares were 674,472 and 25,645 for the three months ended June 30, 2004 and 2003, respectively, and 832,132 and 12,702 for the six months ended June 30, 2004 and 2003, respectively. These shares are excluded from diluted net loss per share because of their anti-dilutive effect.

2. Subsequent Event

During August 2004 the Company entered into a sublease of its entire Germantown, Maryland facility to the end of the lease term in 2010 that will reduce the Company’s operating lease commitments, with a sublet premium of $9,000 per month starting on March 11, 2005 and reduce associated facility operating expenses of approximately $16,000 per month starting during August 2004. The sublease agreement is subject to the approval of the prime landlord. The following table presents future non-cancelable minimum payments under operating leases, the portion of sublease rental receipts that offset the Germantown, Maryland facility lease obligation and the net rental expense obligation as of June 30, 2004:

	Minimum Rental	Sublease Rental	Net Rental Expense
2004 (six months)	$739,000	$—	$739,000
2005	1,525,000	(649,000)	876,000
2006	1,578,000	(830,000)	748,000
2007	1,633,000	(855,000)	778,000
2008	1,690,000	(881,000)	809,000
Thereafter	1,985,000	(1,842,000)	143,000

	$9,150,000	$(5,057,000)	$4,093,000

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

Introduction

Our current efforts are focused on improving cash flows, manufacturing products and entering into relationships to market and sell our products. Management’s objective is to manufacture and sell products in order to generate sufficient cash flows to sustain the Company’s operations. Our cash balance was $7.7 million at June 30, 2004. We have incurred negative operating cash flows of $7.5 million during the first half of 2004 and $15.2 million during 2003. We expect that our operating cash usage will remain stable through 2004. The current rate of cash usage is not sustainable into 2005 without subsequent funding through collaborations, or debt or equity financing. Towards mitigating this near-term concern, we are in the process of securing non-dilutive loan financing as part of a broader investment initiative involving our biomanufacturing operations in Owensboro, Kentucky. In addition, we are pursuing opportunities for significant revenue growth and concurrent sources of working capital with other companies for the joint development and commercialization of recombinant Aprotinin and Interferon alpha 2a and 2b products. We are currently in discussions with pharmaceutical companies capable of marketing these products. The commercialization of both products for therapeutic applications will require approval by the FDA and product scale-up at our biomanufacturing facility under FDA regulations.

Recent Developments

In late June, we shipped our first plant-produced recombinant product, research-grade aprotinin, to Sigma-Aldrich Fine Chemicals Corporation, a division of Sigma-Aldrich Corporation. Aprotinin is a protease inhibitor commercially marketed for medical, research and biomanufacturing applications. We believe that this is the initial step for meeting our objective to manufacture and sell products and generate sufficient cash flows to sustain the Company’s operations. We expect limited 2004 results from our efforts to sell research-grade aprotinin since the end-users of recombinant aprotinin require time for evaluating our product. Also, the market for non-pharmaceutical applications of aprotinin is significantly smaller than recombinant aprotinin for injection used in surgical applications, which is our ultimate goal for commercializing aprotinin.

During the second quarter of 2004 we closed our Germantown, Maryland facility and equipment located at Germantown, Maryland has been redeployed, disposed of or sold. Certain equipment being stored at Germantown, Maryland and Vacaville, California is being marketed for sale. Equipment with a net book value of $0.1 million and a gross book value of $1.7 million, was disposed of or sold, generating $0.1 million of cash to be received in the third quarter of 2004. This amount was recorded in accounts receivable at June 30, 2004.

Results of Operations

Revenues — The following tables presents the changes in revenues from 2003 to 2004:

	Three Months ended June 30,				Six Months ended June 30,
	2004	2003	(Decrease) from 2003		2004	2003	(Decrease) from 2003
Revenues	$362,000	$903,000	$(541,000)	(60)%	$681,000	$1,757,000	$(1,076,000)	(61)%

The revenue decrease is a result of exiting the fee-for-service proteomics business and winding down our contract with The National Institute of Environmental Health Services (“NIEHS”) that was completed on December 31, 2003. We expect, beginning in the third quarter of 2004 and continuing through the first quarter of 2005, quarterly revenue increases with product sales of research grade aprotinin. However, we believe that the revenue increases from this source alone will not be sufficient to significantly offset our current losses and negative cash flows.

Development agreements and research and development costs — The following tables presents the changes in total research activities from 2003 to 2004:

	Three Months ended June 30,				Six Months ended June 30,
	2004	2003	(Decrease) from 2003		2004	2003	(Decrease) from 2003
Development agreements	$535,000	$1,245,000	$(710,000)	(57)%	$1,022,000	$2,180,000	$(1,158,000)	(53)%
Research & development	2,280,000	2,773,000	(493,000)	(18)%	4,519,000	6,006,000	(1,487,000)	(25)%

Total research activities	$2,815,000	$4,018,000	$(1,203,000)	(30)%	$5,541,000	$8,186,000	$(2,645,000)	(32)%

Development agreements and research and development costs consist mainly of personnel expenses, outside research services, research materials and laboratory overhead costs. Development agreement costs, as they related to activities performed under revenue generating research agreements and grants, have and are expected to fluctuate consistently with increases or decreases in revenues earned from research agreements and grants. The decrease in development agreement expense from 2003 to 2004 is attributed to a $0.8 million and $1.4 million decrease in research activities during the three and six months ending June 30, respectively, related to the wind down of the NIEHS contract that was completed on December 31, 2003, partially offset by increased efforts performed under other commercial contracts. We expect development agreement expense in the third quarter of 2004 to be materially consistent with the prior quarter.

The decrease in research and development expense from 2003 to 2004 is primarily attributable to our cost reduction efforts that were implemented in June and December 2003. For the three months ending June 30, employee compensation and benefits expenses decreased by $0.3 million resulting from headcount reductions. In addition, non-cash depreciation and amortization expenses for capital and other assets decreased by $0.2 million. For the six months ending June 30, cost reduction efforts resulted in employee compensation and benefit expense decreasing by $0.8 million and material purchases decreasing by $0.1 million. In addition, non-cash depreciation and amortization expenses for capital and other assets decreased by $0.5 million. We expect research and development expense in the third quarter of 2004 to be materially consistent with the prior quarter.

General and administrative — The following table presents the changes in general and administrative expenses from 2003 to 2004:

	Three Months ended June 30,				Six Months ended June 30,
	2004	2003	(Decrease) from 2003		2004	2003	(Decrease) from 2003
General and administrative	$1,638,000	$3,140,000	$(1,502,000)	(48)%	$3,564,000	$5,781,000	$(2,217,000)	(38)%

The decrease in general and administrative expense is attributable to cost reduction efforts and certain charges incurred during 2003. The first quarter of 2003 included $0.2 million for the write-off of capitalized patent costs, $0.2 million for loss on sale of equipment and $0.2 million for a provision for doubtful accounts receivable. The second quarter of 2003 included a charge of $1.1 million for severance benefits related to headcount reductions. The lower number of administrative personnel resulted in $0.2 million of reduced salaries and benefit expense and $0.2 million of reduced employee non-cash compensation costs during the six months ended June 30, 2004. We expect general and administrative expense in the third quarter of 2004 to be approximately the same as the prior quarter.

Impairment of property — During the first quarter of 2003, the carrying value of leasehold improvements at our Germantown, Maryland operations was written-down. We concluded that such property was impaired as of March 31, 2003 based upon a comparison of the carrying value of the leasehold improvements with the fair market value of similarly improved office and laboratory space in the local area. We did not incur any impairment charges during the first half of 2004.

Liquidity and Capital Resources

Net cash used in operating activities — The following table presents cash flows from operating activities for the first six months of 2004 and 2003:

	Six Months Ended June 30
	2004	2003
Cash paid to employees	$(3,587,000)	$(5,218,000)
Cash paid to suppliers	(4,756,000)	(4,591,000)

Total cash paid to employees and suppliers	(8,343,000)	(9,809,000)
Cash received from customers	844,000	1,452,000
Net interest received	29,000	259,000

Net cash used in operating activities	$(7,470,000)	$(8,098,000)

The decrease in net cash used in operating activities for the first six months of 2003 compared to 2004 is the result of the decrease in total cash paid to employees and suppliers. These savings exceeded the reduced cash received from customers primarily attributable to the wind down of the NIEHS contract that was completed on December 31, 2003. The decrease in total cash paid to employees and suppliers is the result of our 2003 cost reduction program and reorganizations. Specifically, workforce reductions decreased cash paid to employees by $1.6 million. Partially offsetting these decreased expenditures were cash disbursements that resulted in fluctuations in certain asset and liability balances. Restricted cash increased by $0.3 million related to our renewal of the Vacaville, California facility lease recorded in other assets and accrued severance benefits decreased by $0.4 million related to payments to former employees under the 2003 workforce reduction program.

We expect the negative operating cash flows to continue throughout 2004 at a similar rate as the first half of 2004 with improvements upon significant product sales. However, the current rate of cash usage is not sustainable into 2005 without subsequent funding through collaborations, or debt or equity financing. Our ability to continue as a going concern and develop our products will depend on such funding. Towards mitigating this near-term concern, we are in the process of securing non-dilutive loan financing as part of a broader investment initiative involving our biomanufacturing operations in Owensboro, Kentucky. In addition, we are pursuing opportunities for significant revenue growth and concurrent sources of working capital with other companies for the joint development and commercialization of recombinant Aprotinin and Interferon alpha 2a and 2b products. We are currently in discussions with pharmaceutical companies capable of marketing these products. The commercialization of both products for therapeutic applications will require approval by the FDA and product scale-up at our biomanufacturing facility under FDA regulations.

Net cash used in investing activities — We spent $0.3 million on capital expenditures during the first half of 2004. Our commitments for capital expenditures at June 30, 2004 are $0.4 million and we anticipate that our biomanufacturing facility in Owensboro, Kentucky will require approximately $0.1 million of additional expenditures in 2004 to support our business objectives. We may fund these expenditures through an equipment financing arrangement or working capital. Additional capital expenditures may be required upon entering into new collaborative agreements. Such requirements will be funded from the proceeds of corporate financing and/or partnering collaboration sources.

Net cash provided by financing activities — In 2000, we received net proceeds of $88.8 million from our initial public offering, which has sustained the Company’s operations since that time. On March 8, 2004, we received net proceeds of approximately $7.5 million from a private placement of our common stock. These funds combined with our existing resources and anticipated revenues and financings, are expected to sustain our operations into 2005. We will require substantial additional working capital to continue our product development programs and to fund our future operations. We cannot assure you that additional equity or debt financing will be available on acceptable terms, if at all, to sustain our operations.

Commitments

Our commitments for capital expenditures at June 30, 2004 are $0.4 million. During August 2004, we entered into a sublease of our entire Germantown, Maryland facility to the end of the lease term in 2010 that will reduce the Company’s operating lease commitments starting on March 11, 2005. The sublease agreement is subject to the approval of the prime landlord. We are still legally obligated for lease payments if the subtenant should default upon its payments to us. The following table presents future non-cancelable minimum payments under operating leases, the portion of sublease rental receipts that offset the Germantown, Maryland facility lease obligation and the net rental expense obligation as of June 30, 2004:

	Payments Due
	2004 (6 months)	2005 and 2006	2007 and 2008	Thereafter	Total
Minimum rental obligation	739,000	3,103,000	3,323,000	1,985,000	9,150,000
Sublease rental	—	(1,479,000)	(1,736,000)	(1,842,000)	(5,057,000)

Net rental expense obligation	739,000	1,624,000	1,587,000	143,000	4,093,000

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

We have realized significant net losses and negative operating cash flows in recent years and in the six months ended June 30, 2004. Our working capital balance at June 30, 2004 was $7.2 million. Based upon our current working capital balance, our current rate of negative operating cash flows and the expected cost to complete the development of our products, we cannot assure you that the Company will be able to continue as a going concern. Towards mitigating this near-term concern, we are in the process of securing non-dilutive loan financing as part of a broader investment initiative involving our biomanufacturing operations in Owensboro, Kentucky. In addition, we are pursuing opportunities for significant revenue growth and concurrent sources of working capital with other companies for the joint development and commercialization of recombinant Aprotinin and Interferon alpha 2a and 2b products. We are currently in discussions with pharmaceutical companies capable of marketing these products. The commercialization of both products for therapeutic applications will require approval by the FDA and product scale-up at our biomanufacturing facility under FDA regulations.

Our recent operating results and our current stock price may limit our ability to issue additional equity securities and existing stockholders could experience significant dilution upon such an issuance.

Our revenues for the six months ended June 30, 2004 and for the year ended December 31, 2003 were not significant. We may be required to further reduce our operating costs by further restructuring our operations or reducing the scope of our development programs. These actions would adversely affect our ability to generate new sources of revenue. If we are unable to significantly increase our revenues and cash received from customers, we will not be able to achieve profitability or positive operating cash flows, our working capital will continue to erode, and our business will suffer.

We need to continue funding our product development programs. Our recombinant Aprotinin and Alpha-galactosidase A, and Interferon alpha 2a and 2b products require clinical trials to prove their efficacy and safety for pharmaceutical applications. We do not have sufficient working capital to complete all phases of clinical trials. If we are unable to raise sufficient financing or collaborative funding, we may delay or abandon some of our product development initiatives, which would likely harm our business.

We require additional capital.

We require substantial working capital to continue our product development programs and to fund our operations. In addition, the risks inherent in developing innovative products or platforms, such as recombinant Aprotinin and Alpha-galactosidase A, and Interferon alpha 2a and 2b and our BAMF technology-based diagnostic tests make it difficult to forecast with certainty the capital required to commercialize our products. We may raise this capital through public or private equity financings or through collaborations or strategic partnerships. We cannot assure you that we will be able to obtain additional financing on commercially reasonable terms, if at all. If additional funds are raised through the issuance of equity securities or convertible debt securities, the percentage ownership of our then-current stockholders would be reduced and the value of their investments might decline. In addition, any new securities issued might have rights, preferences or privileges senior to those securities held by our existing stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants or high rates of interest, and our assets could become encumbered, which would limit our ability to borrow in the future. We may be unsuccessful in entering into any new collaboration or strategic partnership that results in significant working capital or revenue. If we are unable to raise sufficient additional capital, we may have to curtail or cease operations.

We may not be able to enter into collaborations necessary to fully develop and commercialize our products and technologies, and we will be dependent on our collaborators if we do.

We are independently pursuing some therapeutic product applications into the development stage. However, we expect to develop and commercialize most of our future products in collaboration with pharmaceutical, biotechnology and other companies. For example, our strategy concerning our recombinant Aprotinin and Alpha-galactosidase A, and Interferon alpha 2a and 2b A involves seeking partners to complete the development of these products. We cannot assure you that such collaborative arrangements will be available to us on acceptable terms, or at all. If our cash flows continue to deteriorate or we take significant steps to reduce our expenses, potential partners may question our ability to perform and choose not to do business with us, which would make it harder for us to find a partner and would harm our ability to commercialize our products. Our success will depend in large part on our ability to enter into future collaborations with other companies for the financing of development and/or regulatory approval and commercialization of our products. Our reliance upon these companies for these capabilities will reduce our control over such activities and could make us dependent upon them. Furthermore, obtaining funds through arrangements with collaborative partners or others may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to sell or license the rights to certain of our products or technologies on terms that are worse than we might have been able to obtain in a different environment. To date, we have entered into only a limited number of collaborations. Generally, the scope of these collaborations has been to demonstrate the function of plant genes and the feasibility of using viral vectors to create proteins in plants and to identify marker proteins for drug development and diagnostics. Some of our existing agreements provide us with rights to participate financially in the commercial development of products resulting from the use of our technologies. We may be unable to obtain such rights in future collaborations. In addition, unforeseen delays or complications could arise and result in the breach of our contractual obligations with our collaborators and others, or render our technologies unable to perform at the quality and capacity levels required for success.

We may be unable to recruit and retain senior management and other key scientific personnel on whom we are dependent.

The loss of a number of our senior management or other key scientific personnel could significantly harm our business, cause collaborators to cease doing business with us or potential collaborators to decline to do business with us, and could otherwise inhibit our research and development and commercialization efforts. None of our key personnel are subject to employment agreements that prevent them from leaving our employment. We face competition for research scientists and technical staff from other companies, academic institutions, government entities, nonprofit laboratories and other organizations. We have implemented 10% cash salary reductions substituting non-cash stock compensation for our highest paid employees to conserve cash. Our compensation practices may be less attractive compared to our competition. Failure to recruit and retain senior management and scientific personnel on acceptable terms may prevent us from achieving our business objectives.

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

We are in an early or middle stage of commercialization, and we are subject to all of the risks inherent in the development of a business enterprise, including the need for substantial capital to support the development of our products and technologies. Our anticipated products most likely will require that we enter into new collaborations before we can manufacture and/or market them. For instance, we believe that our NHL vaccine, which is ready for Phase II trials, cannot be further developed without collaboration. The prospects for development of our recombinant Aprotinin and Alpha-galactosidase A, and Interferon alpha 2a and 2b products are limited without collaboration or partnering support. Because we are in new and developing fields such as diagnostic tests for disease, and our research focuses on new and unproven products, our therapeutic vaccines, proteins and other therapeutics under development may not be effective for their intended purpose, or may not meet regulatory requirements for safety and efficacy. In addition, even if we successfully develop a product, there may not be a substantial commercial market for that product at commercially viable prices.

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

The failure of our technologies to provide safe, effective, useful or commercially viable approaches to the discovery, development and/or production of drug targets and proteins which can be used as therapeutics and diagnostic tests for diseases, such as cancer, would significantly limit our business plan and future growth.

Concentration of ownership among our existing executive officers, directors and principal stockholders may enable them to collectively influence significant corporate transactions that require stockholder approval.

Our directors, our executive officers and principal stockholders affiliated with our directors and executive officers beneficially own, in the aggregate, approximately 22% of our outstanding common stock as of August 5, 2004. The concentration of ownership in combination with other common stockholders may collectively influence significant corporate transactions such as mergers, changes in control, consolidation or sale of some or all of our assets, and other significant corporate transactions requiring shareholder approval.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information regarding our exposures to market risks is provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to our exposures to market risk since December 31, 2003.

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

(b) Changes in internal controls over financial reporting. During the second quarter of fiscal year 2004, there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Issuer Purchases: None.

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Exhibit Number	Exhibit Title or Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Large Scale Biology Corporation

Date: August 16, 2004	By: /s/ Ronald J. Artale
Ronald J. Artale
Senior Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Title or Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.