Form 10-Q
period 2004-09-30
LARGE SCALE BIOLOGY CORP
filed 2004-11-15
CIK 1108951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of registrant’s common stock, $0.001 par value, as of November 5, 2004: 31,348,269

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “forecast,” “project,” or “continue” and variations of these words or comparable words identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contain many such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, under the heading Factors That May Affect Our Business, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

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

Large Scale Biology Corporation

Form 10-Q

For the Quarter Ended September 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Large Scale Biology Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$3,886,000	$7,737,000
Accounts receivable, net	325,000	265,000
Prepaid expenses and other current assets	928,000	706,000

Total current assets	5,139,000	8,708,000
Property, plant, and equipment, net	8,140,000	8,628,000
Intangible assets, net	2,688,000	3,074,000
Other assets	663,000	570,000

	$16,630,000	$20,980,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$939,000	$592,000
Accrued expenses	537,000	953,000
Current portion of long-term debt	54,000	52,000
Deferred revenue and customer advances	101,000	147,000

Total current liabilities	1,631,000	1,744,000
Long-term debt	168,000	209,000
Accrued stock compensation	854,000	708,000

Total liabilities	2,653,000	2,661,000

Stockholders’ equity:
Common stock; issued and outstanding:
September 30, 2004 — 31,297,743 shares;
December 31, 2003 — 25,901,273 shares	200,761,000	192,541,000
Stockholders’ notes receivable	(20,000)	(24,000)
Accumulated deficit	(186,764,000)	(174,198,000)

Total stockholders’ equity	13,977,000	18,319,000

	$16,630,000	$20,980,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$523,000	$1,192,000	$1,204,000	$2,949,000

Costs and expenses:
Development agreements	647,000	1,265,000	1,669,000	3,445,000
Research and development	2,304,000	2,755,000	6,823,000	8,761,000
General and administrative	1,761,000	1,511,000	5,325,000	7,292,000
Impairment of property	—	—	—	1,698,000
Amortization of purchased intangibles	—	—	—	52,000

Total costs and expenses	4,712,000	5,531,000	13,817,000	21,248,000

Loss from operations	(4,189,000)	(4,339,000)	(12,613,000)	(18,299,000)
Interest income, net	18,000	33,000	47,000	151,000

Net loss	$(4,171,000)	$(4,306,000)	$(12,566,000)	$(18,148,000)

Net loss per share - basic and diluted	$(0.13)	$(0.17)	$(0.42)	$(0.71)

Weighted average shares outstanding - basic and diluted	31,243,854	25,789,815	29,921,779	25,538,719

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(12,566,000)	$(18,148,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	1,107,000	2,101,000
Amortization of intangible assets	398,000	944,000
Stock compensation expense	749,000	1,050,000
Impairment of property	—	1,698,000
Write-off of capitalized patent costs	—	239,000
Loss on sale of equipment	18,000	156,000
Provision for doubtful accounts receivable	—	154,000
Interest received in excess of interest accrued	—	159,000
Changes in assets and liabilities:
Accounts receivable	(35,000)	(273,000)
Prepaid expenses and other current assets	(222,000)	306,000
Other assets	(237,000)	65,000
Accounts payable	(37,000)	(311,000)
Accrued expenses	(416,000)	254,000
Deferred revenue and customer advances	(46,000)	(121,000)

Net cash used in operating activities	(11,287,000)	(11,727,000)

Cash flows from investing activities:
Purchases of marketable securities	—	(8,984,000)
Proceeds from matured marketable securities	—	19,097,000
Capital expenditures	(434,000)	(50,000)
Proceeds from sale of assets	156,000	—
Increase in patents and intellectual property licenses	(12,000)	—

Net cash provided by (used in) investing activities	(290,000)	10,063,000

Cash flows from financing activities:
Proceeds from issuance of common stock	7,617,000	27,000
Proceeds from stockholder loan payments	4,000	20,000
Change in restricted cash	144,000	143,000
Principal payments on long-term debt	(39,000)	(37,000)

Net cash provided by financing activities	7,726,000	153,000

Net decrease in cash and cash equivalents	(3,851,000)	(1,511,000)
Cash and cash equivalents at beginning of period	7,737,000	8,238,000

Cash and cash equivalents at end of period	$3,886,000	$6,727,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Large Scale Biology Corporation and its subsidiaries (collectively, the “Company”, “we” or “our”) is a product-focused biotechnology company using proprietary technologies to develop and manufacture recombinant biologics. Our biomanufacturing opportunities include vaccines, complex proteins and follow-on off-patent therapeutics. We are focusing our efforts on the following products:

•	Recombinant Aprotinin, a protease inhibitor used in medical, research and manufacturing applications

•	Vaccines for human and animal healthcare, including antiviral and anticancer applications

•	Certain follow-on off-patent biologics and proprietary products, including Interferon alpha 2a and 2b, Granulocyte colony stimulating factor, Alpha-galactosidase A for treatment of Fabry disease and Lysosomal acid lipase for the reduction of plaque in arteries

The technology employed in our product development and biomanufacturing operations includes our proprietary Geneware transient gene expression system and GRAMMR system to shuffle and improve gene sequences. Our manufacturing processes can be used to produce follow-on therapeutic products. We believe that our combination of proprietary technologies and existing manufacturing infrastructure enables us to rapidly and economically develop partner-specified products and to participate in market opportunities in major disease categories.

Our subsidiary company, Predictive Diagnostics, Inc. (“PDI”) is a new diagnostics company established for the commercial development of a new and proprietary approach to early diagnosis of life-threatening diseases. PDI’s products are supported by our technology developed in the course of our past genomics and medical product development programs. PDI’s initial product focus is in the field of oncology. The Company’s BAMF™ Technology (Biomarker Amplification Filter) is a core component of PDI’s capability and potentially provides low-cost and rapid analysis of multiple biomarkers derived from profiling thousands of individual proteins, peptides and other metabolites found in clinical blood samples. Current typical diagnostic tests rely on measuring the over- or under-abundance of a single protein or biomarker. Our BAMF Technology finds multiple proteins or biomarkers in blood samples and creates a disease “fingerprint”, potentially leading to an accurate and early detection of disease.

The Company’s proprietary systems are supported by patents and patent applications. The Company’s corporate offices, research and development and Predictive Diagnostics, Inc. are headquartered in Vacaville, California. The Company’s biomanufacturing operation is located in Owensboro, Kentucky.

The Company incurred net losses of $12,566,000 and $25,293,000, and negative operating cash flows of $11,287,000 and $15,207,000 in the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. These negative cash flows were financed primarily by proceeds from the Company’s IPO in 2000 and a private placement of our common stock during the first quarter of 2004. The Company’s history of negative cash flows and its cash and cash equivalent balance of $3,886,000 at September 30, 2004, raise substantial doubt about the Company’s ability to continue as a going concern, absent any new sources of significant cash flows. In an effort to mitigate this near-term concern, the Company is seeking to obtain loan financing as part of a broader investment initiative involving the Company’s biomanufacturing operations in Owensboro, Kentucky. However, obtaining this financing is subject to factors beyond our control and we cannot assure you that we will successfully obtain it. In addition, we are in the process of financing our subsidiary, PDI and negotiating to secure funds for the Company through a sale of PDI stock held by the Company or a sale of assets by the Company to PDI. In addition, we are seeking to obtain a loan for the Company in connection with the PDI financing. A successful PDI-related financing may not only improve our balance sheet, but also reduce ongoing expenses as PDI becomes a separate operation. We cannot assure you that these transactions involving PDI will be consummated or that they will result in short or long-term cash flow to the Company. The Company is also pursuing opportunities for significant revenue growth and concurrent sources of working capital with other companies for the joint development and commercialization of recombinant Aprotinin and Interferon alpha 2a and 2b products. We are currently in discussions with pharmaceutical companies capable of marketing these products. The commercialization of both products for therapeutic applications will require approval by the FDA and product scale-up at our biomanufacturing facility under FDA regulations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The unaudited condensed consolidated financial statements include the accounts of Large Scale Biology Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) and disclosures considered necessary for a fair presentation of the results of the interim periods presented. This interim financial information is not necessarily indicative of the results of any future interim periods or for the Company’s full year ended December 31, 2004.

Segment Reporting — The Company operates in one reportable segment.

Workforce Reductions — In connection with our 2003 restructuring plans and staff reductions, we accrued $1,401,000 for severance payments and other related termination benefits provided to employees. Of this amount, $860,000 was paid during 2003, resulting in $541,000 in accrued expenses at December 31, 2003. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. In general, we use a formula based on the number of years of service to calculate the termination benefits to be provided to affected employees. During the nine months ended September 30, 2004, former employees were paid $470,000 under the 2003 workforce reduction programs, resulting in $71,000 in accrued expenses at September 30, 2004. This amount is expected to be paid during the remainder of 2004.

Intangible Assets — The following table presents the carrying values and accumulated amortization of intangible assets as of September 30, 2004:

Capitalized patent costs	$2,195,000
Intellectual property licenses	3,264,000

5,459,000
Accumulated amortization	(2,771,000)

$2,688,000

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

The following table presents the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to all stock-based awards to employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(4,171,000)	$(4,306,000)	$(12,566,000)	$(18,148,000)
Stock-based employee compensation expense included in reported net loss	307,000	247,000	698,000	816,000
Stock-based employee compensation expense determined using the fair value method for all awards	(630,000)	(702,000)	(1,749,000)	(4,142,000)

Pro forma net loss	$(4,494,000)	$(4,761,000)	$(13,617,000)	$(21,474,000)

Net loss per share:
Basic and diluted – as reported	$(0.13)	$(0.17)	$(0.42)	$(0.71)

Basic and diluted – pro forma	$(0.14)	$(0.18)	$(0.46)	$(0.84)

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model and amortized over the vesting period of typically 3 or 4 years for the calculation of stock-based employee compensation in the above table. The Company granted 539,000 and 1,259,500 stock options to employees and directors during the nine months ended September 30, 2004 and 2003, respectively.

Stock options issued to non-employees as consideration for services provided to the Company have been and continue to be accounted for under the fair value method in accordance with SFAS 123, which requires that compensation expense be recognized for all such options.

Net Loss Per Share — Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares were 309 and 27,026 for the three months ended September 30, 2004 and 2003, respectively, and 551,484 and 16,974 for the nine months ended September 30, 2004 and 2003, respectively. These shares are excluded from diluted net loss per share because of their anti-dilutive effect.

2. Operating Leases

The following table presents future non-cancelable minimum payments under all of the Company’s operating leases as of September 30, 2004:

	Minimum Rental	Sublease Rental	Net Rental Expense
2004 (three months)	$370,000	$—	$370,000
2005	1,525,000	(649,000)	876,000
2006	1,578,000	(830,000)	748,000
2007	1,633,000	(855,000)	778,000
2008	1,690,000	(881,000)	809,000
Thereafter	1,985,000	(1,842,000)	143,000

	$8,781,000	$(5,057,000)	$3,724,000

During August 2004 the Company entered into a sublease of its entire Germantown, Maryland facility to the end of the lease term in 2010 that will reduce the Company’s operating lease commitments. Associated facility operating expenses were reduced by approximately $16,000 per month starting during August 2004. In addition, the sublease receipts will be greater than the lease payments by $9,000 per month starting on March 11, 2005. Theses expected sublease receipts are reflected in the table above to the extent that they offset the Germantown, Maryland minimum rental payments.

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

Introduction

Our current efforts are focused on improving cash flows, developing and manufacturing products and entering into relationships to market and sell our products. Management’s objective is to manufacture and sell products in order to generate sufficient cash flows to sustain our operations. Our cash balance was $3.9 million at September 30, 2004. We have incurred negative operating cash flows of $11.3 million during the first nine months of 2004 and $15.2 million during the full year of 2003. The current rate of cash usage is not sustainable into 2005 without additional funding through collaborations, debt or equity financing, or disposition of assets. In an effort to mitigate this near-term concern, we are seeking to obtain loan financing as part of a broader investment initiative involving our biomanufacturing operations in Owensboro, Kentucky. However, obtaining this financing is subject to factors beyond our control and we cannot assure you that we will successfully obtain it. In addition, we are in the process of financing our subsidiary, PDI and negotiating to secure funds for the Company through a sale of PDI stock held by the Company or a sale of assets by the Company to PDI. In addition, we are seeking to obtain a loan for the Company in connection with the PDI financing. A successful PDI related financing may not only improve our balance sheet, but also reduce ongoing expenses as PDI becomes a separate operation. We cannot assure you that these transactions involving PDI will be consummated or that they will result in short or long-term cash flow to the Company. We are also pursuing opportunities for revenue growth and concurrent sources of working capital with other companies for the joint development and commercialization of recombinant Aprotinin and Interferon alpha 2a and 2b products. We are currently in discussions with pharmaceutical companies capable of marketing these products. The commercialization of both products for therapeutic applications will require approval by the FDA and product scale-up at our biomanufacturing facility under FDA regulations. We cannot assure you that we will be able to secure such opportunities or that such opportunities will generate sufficient revenues to sustain our operations.

Recent Developments

We have completed the feasibility phase of the research collaboration with Schering-Plough Animal Health Corporation (“Schering-Plough”) producing three biological active vaccines in sufficient quantities for animal testing. We expect to expand the commercial program during the next several quarters. If Schering-Plough decides to proceed with any of these potential products, after testing and regulatory approval that is expected to take approximately two years, we may have product sales.

We closed our Germantown, Maryland facility and equipment located at this facility was redeployed, disposed of or sold. Equipment with a net book value of $0.2 million and a gross book value of $2.8 million, was disposed of or sold, generating $0.2 million of cash. During August 2004 we entered into a sublease of our entire Germantown, Maryland facility to the end of the lease term in 2010. Associated facility operating expenses were reduced by approximately $16,000 per month starting during August 2004. In addition, the sublease receipts will be greater than the lease payments by $9,000 per month starting on March 11, 2005.

We shipped our first plant-produced recombinant product, research-grade Aprotinin, to Sigma-Aldrich Fine Chemicals Corporation, a division of Sigma-Aldrich Corporation. Aprotinin is a protease inhibitor commercially marketed for medical, research and biomanufacturing applications. We believe that this is the initial step for meeting our objective to manufacture and sell products and generate sufficient cash flows to sustain our operations. We expect limited 2004 results from our efforts to sell research-grade Aprotinin as end-users evaluate our product. Also, the market for non-pharmaceutical applications of aprotinin is significantly smaller than our ultimate target market, aprotinin for injection used in surgical applications.

Results of Operations

Revenues — The following table presents the changes in revenues from 2003 to 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	(Decrease) from 2003		2004	2003	(Decrease) from 2003
Revenues	$523,000	$1,192,000	$(669,000)	(56)%	$1,204,000	$2,949,000	$(1,745,000)	(59)%

The revenue decrease is a result of exiting the fee-for-service proteomics business and winding down our contract with The National Institute of Environmental Health Services (“NIEHS”) that was completed on December 31, 2003. We expect modest quarterly increases in sales of our research-grade Aprotinin product continuing through the first quarter of 2005. However, we believe that the revenue increases from this source alone will not be sufficient to significantly offset our current losses and negative cash flows.

Development agreements and research and development costs — The following table presents the changes in total research activities from 2003 to 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	(Decrease) from 2003		2004	2003	(Decrease) from 2003
Development agreements	$647,000	$1,265,000	$(618,000)	(49)%	$1,669,000	$3,445,000	$(1,776,000)	(52)%
Research & development	2,304,000	2,755,000	(451,000)	(16)%	6,823,000	8,761,000	(1,938,000)	(22)%

Total research activities	$2,951,000	$4,020,000	$(1,069,000)	(27)%	$8,492,000	$12,206,000	$(3,714,000)	(30)%

Development agreements and research and development costs consist mainly of personnel expenses, outside research services, research materials and laboratory overhead costs. Development agreement costs, as they related to activities performed under revenue generating research agreements and grants, have and are expected to fluctuate consistently with increases or decreases in revenues earned from research agreements and grants. The decrease in development agreement expense from 2003 to 2004 is attributed to a $0.8 million and $2.3 million decrease in development agreement activities during the three and nine months ended September 30, respectively, related to the wind down of the NIEHS contract that was completed on December 31, 2003, partially offset by increased efforts performed under other commercial contracts and grants. We expect development agreement expense in the fourth quarter of 2004 to be materially consistent with the third quarter of 2004.

The decrease in research and development expense from 2003 to 2004 is primarily attributable to our cost reduction efforts that were implemented in June and December 2003. For the three months ended September 30, employee compensation and benefits expenses decreased by $0.1 million as a result of headcount reductions, and outside consulting expense decreased by $0.1 million. In addition, non-cash depreciation and amortization expenses for capital and intangible assets decreased by $0.2 million. For the nine months ended September 30, cost reduction efforts resulted in decreases of employee compensation and benefit expense by $0.8 million, outside consulting expense by $0.2 million and material purchases by $0.1 million. In addition, non-cash depreciation and amortization expenses for capital and intangible assets decreased by $0.8 million. We expect research and development expense in the fourth quarter of 2004 to be materially consistent with the third quarter of 2004.

General and administrative — The following table presents the changes in general and administrative expenses from 2003 to 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Increase from 2003		2004	2003	(Decrease) from 2003
General and administrative	$1,761,000	$1,511,000	$250,000	17%	$5,325,000	$7,292,000	$(1,967,000)	(27)%

The increase in general and administrative expense for the three months ended September 30 is attributable to $0.4 million of costs related to our Germantown, Maryland facility being recorded as general and administrative expense in 2004, rather than cost of development agreements as in 2003. This was the result of exiting the fee-for-service proteomics business at the end of 2003 and closing the Germantown, Maryland facility. This increase in general and administrative expense was partially offset by $0.1 million of decreased non-cash compensation costs.

For the nine months ended September 30, $0.7 million of costs related to our Germantown, Maryland facility were recorded as general and administrative expense in 2004, rather than cost of development agreements as in 2003. However, decreases in general and administrative costs attributable to cost reduction efforts and certain charges incurred during 2003 offset this increase in expense. Cost reduction efforts resulted in decreases of employee compensation and benefit expense by $0.2 million, outside consulting expense by $0.1 million and travel and entertainment expense by $0.1 million. In addition, insurance costs decreased by $0.1 million, non-cash depreciation expense decreased by $0.1 million and employee non-cash compensation costs decreased by $0.3 million. Charges incurred only during 2003 included $1.1 million for severance benefits related to headcount reductions, $0.2 million for the write-off of capitalized patent costs, $0.2 million for loss on sale of equipment and $0.2 million for a provision for doubtful accounts receivable.

We expect general and administrative expense in the fourth quarter of 2004 to be approximately the same as the third quarter of 2004. The remaining operating costs of our Germantown, Maryland facility are expected to be approximately $0.2 million in each of the fourth quarter of 2004 and first quarter of 2005. The sublease receipts will offset the Germantown, Maryland rent expense starting in the second quarter of 2005 to the end of the lease term in 2010.

Impairment of property — During the first quarter of 2003, the carrying value of leasehold improvements at our Germantown, Maryland operations was written-down. We concluded that such property was impaired as of March 31, 2003 based upon a comparison of the carrying value of the leasehold improvements with the fair market value of similarly improved office and laboratory space in the local area. We did not incur any impairment charges during the first nine months of 2004.

Liquidity and Capital Resources

Net cash used in operating activities — The following table presents cash flows from operating activities for the first nine months of 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
Cash paid to employees	$(5,204,000)	$(7,282,000)
Cash paid to suppliers	(7,253,000)	(7,310,000)

Total cash paid to employees and suppliers	(12,457,000)	(14,592,000)
Cash received from customers	1,123,000	2,555,000
Net interest received	47,000	310,000

Net cash used in operating activities	$(11,287,000)	$(11,727,000)

The decrease in net cash used in operating activities for the first nine months of 2004 compared to 2003 is the result of the decrease in total cash paid to employees and suppliers. This decreased usage of cash exceeded the decrease in cash received from customers, which decreased primarily because of the wind down of the NIEHS contract that was completed on December 31, 2003. The decrease in total cash paid to employees and suppliers is the result of our 2003 cost reduction program and reorganizations. Specifically, workforce reductions decreased cash paid to employees by $2.1 million.

We expect our negative operating cash flows to continue throughout 2004 at a similar quarterly rate as over the first nine months of 2004. However, the current rate of cash usage is not sustainable into 2005 without additional funding through collaborations, debt or equity financing, or disposition of assets. Our ability to continue as a going concern and develop our products will depend on obtaining funding in the fourth quarter of 2004. In an effort to mitigate this near-term concern, we are seeking to obtain loan financing as part of a broader investment initiative involving our biomanufacturing operations in Owensboro, Kentucky. However, obtaining this financing is subject to factors beyond our control and we cannot assure you that we will successfully obtain it. In addition, we are in the process of financing our subsidiary, PDI and negotiating to secure funds for the Company through a sale of PDI stock held by the Company or a sale of assets by the Company to PDI. In addition, we are seeking to obtain a loan for the Company in connection with the PDI financing. A successful PDI related financing may not only improve our balance sheet, but also reduce ongoing expenses as PDI becomes a separate operation. We cannot assure you that these transactions involving PDI will be consummated or that they will result in short or long-term cash flow to the Company. We are also pursuing opportunities for revenue growth and concurrent sources of working capital with other companies for the joint development and commercialization of recombinant Aprotinin and Interferon alpha 2a and 2b products. We are currently in discussions with pharmaceutical companies capable of marketing these products. The commercialization of both products for therapeutic applications will require approval by the FDA and product scale-up at our biomanufacturing facility under FDA regulations.

Net cash used in investing activities — We purchased $0.8 million of equipment during the first nine months of 2004, of which $0.4 million had not been paid and recorded in accounts payable at September 30, 2004. Additional capital expenditures may be required upon entering into new collaborative agreements. Such requirements will be funded from the proceeds of corporate financing and/or partnering collaboration sources.

Net cash provided by financing activities — In 2000 we received net proceeds of $88.8 million from our initial public offering, which has sustained our operations since that time. On March 8, 2004, we received net proceeds of approximately $7.5 million from a private placement of our common stock. These funds combined with our existing resources and anticipated revenues and financings, are expected to sustain our operations through 2004. Although we are seeking to obtain loan financing as part of a broader investment initiative involving our biomanufacturing operations in Owensboro, Kentucky to sustain operations in 2005, we will require substantial additional working capital to continue our product development programs and to fund our future operations. In addition, we are in the process of financing our subsidiary, PDI and negotiating to secure funds for the Company through a sale of PDI stock held by the Company or a sale of assets by the Company to PDI. In addition, we are seeking to obtain a loan for the Company in connection with the PDI financing. We cannot assure you that these transactions involving PDI will be consummated or that they will result in short or long-term cash flow to the Company. Further, we cannot assure you that our efforts to obtain additional funding to sustain our future operations or product development programs will be successful.

Commitments

During August 2004 we entered into a sublease of our entire Germantown, Maryland facility to the end of the lease term in 2010 that will reduce our operating lease commitments starting on March 11, 2005. We are still legally obligated for lease payments if the subtenant should default upon its payments to us. The following table presents future non-cancelable minimum payments under operating leases, the portion of sublease rental receipts that offset the Germantown, Maryland facility lease obligation and the net rental expense obligation as of September 30, 2004:

	Payments Due
	2004 (3 months)	2005 and 2006	2007 and 2008	Thereafter	Total
Minimum rental obligation	370,000	3,103,000	3,323,000	1,985,000	8,781,000
Sublease rental	—	(1,479,000)	(1,736,000)	(1,842,000)	(5,057,000)

Net rental expense obligation	370,000	1,624,000	1,587,000	143,000	3,724,000

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

Stock-Based Compensation — We adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” effective as of January 1, 2003 for our stock-based employee compensation plans using the prospective recognition method under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123.” This method applies the recognition provisions of SFAS 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, we recognized compensation expense for those issuances under our stock-based employee compensation plans. Methodologies used for calculations such as the Black-Scholes option-pricing model and variables such as volatility and expected life are based upon management’s judgment. Such methodologies and variables are reviewed and updated periodically for appropriateness and affect the amount of recorded charges.

Factors That May Affect Our Business

Risks Related To Our Business

We have a history of significant net losses and negative cash flows. Our working capital is not sufficient to fund our operations or all of our product development initiatives.

We have realized significant net losses and negative operating cash flows in recent years and in the nine months ended September 30, 2004. Our working capital balance at September 30, 2004 was $3.5 million. Based upon our current working capital balance, our current rate of negative operating cash flows and the expected cost to complete the development of our products, we cannot assure you that the Company will be able to continue as a going concern.

Our revenues for the nine months ended September 30, 2004 and for the year ended December 31, 2003 were not significant. We may be required to further reduce our operating costs by further restructuring our operations or reducing the scope of our development programs. These actions would adversely affect our ability to generate new sources of revenue. If we are unable to significantly increase our revenues and cash received from customers, we will not be able to achieve profitability or positive operating cash flows, our working capital will continue to erode, and our business will suffer.

We need to continue funding our product development programs. Our recombinant Aprotinin, Alpha-galactosidase A, and Interferon alpha 2a and 2b products require clinical trials to prove their efficacy and safety for pharmaceutical applications. We do not have sufficient working capital to complete all phases of clinical trials. Our PDI subsidiary requires funding for its start-up activities. If we are unable to raise sufficient financing or collaborative funding, we may delay or abandon some of our product development initiatives, which would likely harm our business.

We require additional capital to continue as a going concern.

We require substantial working capital to continue our product development programs and to fund our operations. In addition, the risks inherent in developing innovative products or platforms, such as recombinant Aprotinin, Alpha-galactosidase A, and Interferon alpha 2a and 2b and our BAMF technology-based diagnostic tests make it difficult to forecast with certainty the capital required to commercialize our products. We may raise this capital through public or private equity financings or through collaborations or strategic partnerships. We cannot assure you that we will be able to obtain additional financing on commercially reasonable terms, if at all. Our recent operating results and our current stock price may limit our ability to raise capital by selling and issuing additional equity securities. If additional funds are raised through the issuance of equity securities or convertible debt securities, the percentage ownership of our then-current stockholders would be reduced and the value of their investments might decline. In addition, any new securities issued might have rights, preferences or privileges senior to those securities held by our existing stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants or high rates of interest, and our assets could become encumbered, which would limit our ability to borrow in the future. We may be unsuccessful in entering into any new collaboration or strategic partnership that results in significant working capital or revenue. Further, any significant revenues we generate from such collaborations or partnerships may not be realized for several quarters or years, as regulatory approval and other matters could impede commercialization of these products. If we are unable to raise sufficient additional capital, we may have to curtail or cease operations.

We may not be able to enter into collaborations necessary to fully develop and commercialize our products and technologies, and we will be dependent on our collaborators if we do.

We are independently pursuing some therapeutic product applications into the development stage. However, we expect to develop and commercialize most of our future products in collaboration with pharmaceutical, biotechnology and other companies. For example, our strategy concerning our recombinant Aprotinin, Alpha-galactosidase A, Interferon alpha 2a and 2b and our BAMF technology-based diagnostic tests involves seeking partners to complete the development and commercialization of these products. We cannot assure you that such collaborative arrangements will be available to us on acceptable terms, or at all. If our cash flows continue to deteriorate or we take significant steps to reduce our expenses, potential partners may question our ability to perform and choose not to do business with us, which would make it harder for us to find a partner and would harm our ability to commercialize our products. Our success will depend in large part on our ability to enter into future collaborations with other companies for the financing of development and/or regulatory approval and commercialization of our products. Our reliance upon these companies for these capabilities will reduce our control over such activities and could make us dependent upon them. Furthermore, obtaining funds through arrangements with collaborative partners or others may require us to relinquish our rights to certain technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to sell or license our rights to certain products or technologies on terms that are worse than we might have been able to obtain in a different environment. To date, we have entered into only a limited number of collaborations. Some of our existing agreements provide us with rights to participate financially in the commercial development of products resulting from the use of our technologies. We may be unable to obtain such rights in future collaborations. In addition, unforeseen delays or complications could arise and result in the breach of our contractual obligations with our collaborators and others, or us not being able to perform at the quality and capacity levels required for success.

We may be unable to recruit and retain senior management and other key scientific personnel on whom we are dependent.

The loss of a number of our senior management or other key scientific personnel could significantly harm our business, cause collaborators to cease doing business with us, cause potential collaborators to decline to do business with us, or inhibit our research and development and commercialization efforts. None of our key personnel are subject to employment agreements that prevent them from leaving our employment. We face competition for research scientists and technical staff from other companies, academic institutions, government entities, nonprofit laboratories and other organizations. We have implemented 10% cash salary reductions substituting non-cash stock compensation for our highest paid employees to conserve cash. Our compensation practices may be less attractive compared to our competition. Failure to recruit and retain senior management and scientific personnel on acceptable terms may prevent us from achieving our business objectives.

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

We are in an early or middle stage of commercialization, and we are subject to all of the risks inherent in the development of a business enterprise, including the need for substantial capital to support the development of our products and technologies. Our anticipated products most likely will require that we enter into new collaborations before we can manufacture and/or market them. For instance, we believe that our NHL vaccine, which is ready for Phase II trials, cannot be further developed without collaboration. The prospects for development of our Alpha-galactosidase A, recombinant Aprotinin, Interferon alpha 2a and 2b products and our BAMF technology-based diagnostic tests are limited without collaboration or partnering support. Because we are in new and developing fields such as diagnostic tests for disease, and our research focuses on new and unproven products, our therapeutic vaccines, proteins and other therapeutics under development may not be effective for their intended purpose, or may not meet regulatory requirements for safety and efficacy. In addition, even if we successfully develop a product, there may not be a substantial commercial market for that product at commercially viable prices.

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

Conflicts with collaborators could have a negative impact on our relationships with them, and our revenues to be derived from these relationships, and impair our ability to enter into future collaborations, all of which could adversely affect our business. Collaborators could develop competing products, preclude us from entering into collaborations with their competitors or terminate their agreements with us prematurely. Moreover, disagreements could arise with collaborators or licensees over rights to our intellectual property, our rights to share in any of the future revenues from products or technologies resulting from use of our technologies, our rights to payments for achievement of milestones or our performance of research and development activities on behalf of collaborators, or our activities in separate fields may conflict with other business plans of our collaborators or licensees.

We must enter into agreements with third parties to provide sales and marketing services, or develop these capabilities on our own, if we are to successfully commercialize our products and technologies.

Although we plan to enter into sales and marketing arrangements with third parties, we may not be able to enter into these arrangements on favorable terms, if at all. We must also expand our business development force with sufficient technical expertise to generate demand for our products and technologies. Our possible inability to hire business development personnel, or contract for effective sales and marketing capabilities would significantly impair our ability to commercialize our products and technologies.

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

Our directors, our executive officers and principal stockholders affiliated with our directors and executive officers beneficially own, in the aggregate, approximately 22% of our outstanding common stock as of November 5, 2004. The concentration of ownership in combination with other common stockholders may collectively influence significant corporate transactions such as mergers, changes in control, consolidation or sale of some or all of our assets, and other significant corporate transactions requiring shareholder approval.

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

Our human and veterinary therapeutics and vaccines are included in the highly competitive markets for protein development and production. We face significant competition in our protein product development and production efforts from entities using alternative, and in some cases, higher volume and larger scale, approaches for the same purpose. Competitors with substantially greater resources are actively developing products similar to or competitive with our products and potential products. Our competitors may succeed in developing products or obtaining regulatory approval before we do or in developing products that are more effective than those we develop or propose to develop. A large number of universities and other not-for-profit institutions, many of which are funded by the U.S. and foreign governments, are also conducting research to discover genes and their functions. Any one or more of these entities may discover and establish a patent position in one or more of the genes or proteins that we wish to commercialize.

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

Drugs and certain diagnostic products and tests are subject to an extensive and uncertain regulatory approval process by the FDA and comparable agencies in other countries. The regulation of new products and certain diagnostic products and tests is extensive, and the required process of laboratory testing and human studies is lengthy, expensive and uncertain. The burden of these regulations will fall on us to the extent we are developing proprietary products. We may not be able to obtain the clearances and approvals necessary for the clinical testing, field-testing, manufacturing or marketing of our products. If the products or diagnostic tests are the result of a collaborative effort, these burdens may fall on our collaborators or we may share these burdens with them. We may not obtain FDA or other approvals for those products or tests in a timely manner, or at all. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Even if we obtain FDA regulatory approvals, the FDA extensively regulates manufacturing, labeling, marketing, promotion and advertising after product approval. Further, once a manufacturer obtains regulatory approval, a marketed product and its manufacturer are subject to continual review, and discovery of previously unknown problems with a product, test or manufacturer may result in restrictions on the product, test, manufacturer or manufacturing facility, including withdrawal of the product or test from the market. In some countries, regulatory agencies also set or approve the sale prices for drug and diagnostic products and tests. Additionally, several of our product development areas may involve relatively new technology that has not been the subject of extensive product testing in humans. The regulatory requirements governing these drug and diagnostic products, tests, and related clinical procedures remain uncertain and the products and tests themselves may be subject to substantial review by the FDA and foreign governmental regulatory authorities that could prevent or delay approval. Regulatory requirements ultimately imposed on our products could limit our ability to test, manufacture and commercialize our products and tests.

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

Our research and development processes involve the use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. The chemicals we use include, but are not limited to, flammable solvents such as methanol and ethanol; ethidium dye, which is a commonly used fluorescent dye for visualizing DNA; buffer solutions used in the purification of DNA; and various organic solvents, acids and bases. We also use several radioisotopes including phosphorous-32, carbon-14, sulfur-35, phosphorous-33, iodine-125 and hydrogen-3. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages and criminal penalties in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. Further, it is possible that the materials we use could contaminate another party’s property. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets and our ability to pay the liability. In addition, compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research and development and production efforts. Although we have general liability insurance, these policies do not cover claims arising from pollution from chemical, radioactive or biological materials. Our collaborators may also be working with various types of hazardous materials in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury we or our collaborators cause to persons or property by exposure to, or release of, any hazardous materials.

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

Throughout the world there are numerous issued patents, as well as published foreign patent applications which may be issued as patents, many of which relate to our current operations, our anticipated future operations and the products we are likely to develop. The scope of these patents is a matter of legal interpretation and is subject to uncertainty. We have not obtained, but we may in the future obtain, opinions from our patent counsel that we have freedom to conduct our commercial activities free of claims of patent infringement from third parties. From time to time, we receive letters from third parties offering to negotiate a license to LSBC based on a perception that our processes or products might infringe a patent owned by the third party. Disagreements could arise from these letters, and could result in costly and time-consuming litigation and divert our financial and managerial resources. In addition, if we are ever determined to infringe the patent of any third party, we may be required to obtain a license to use this patent, which would increase our cost of doing business.

Our patent applications may not result in issued patents that are enforceable.

Our disclosures in our patent applications may not be sufficient to meet the statutory requirements for patentability in all cases. As a result, we do not know which of our patent applications will result in enforceable patents. Our patent applications may not be issued as patents, and any patents that are issued to us may not provide commercially meaningful protection against competitors. Any issued patent may not provide us with competitive advantages. Others may challenge our patents or independently file patent applications that could result in an interference proceeding in the U.S. Patent and Trademark Office. Others may be able to design around our issued patents or develop products similar to our products. In addition, others may discover uses for genes or proteins other than those uses covered in our patents, and these other uses may be separately patentable.

Public disclosure and patents relating to our proprietary products, processes, and diagnostic products and tests held by others may limit our proprietary rights.

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

The technology that we use to develop our products, diagnostic tests and key resources, and those that we incorporate into our products, diagnostic tests and technologies, may be subject to claims by third parties, including our collaborators, that they infringe the patents or proprietary rights of others. Technologies of our collaborators may also be subject to infringement or similar claims which could impair our collaborative product and diagnostic test development and commercialization efforts. We also may need to enforce our patent rights in actions against others, which could be expensive. The risk of such events occurring will tend to increase as the fields of generic drug, vaccine, diagnostic, health care and the biotechnology industry expand, more patents are issued and other companies engage in other generic drug, vaccine, diagnostics and biotechnology-related businesses.

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report on Form 10-Q, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and designed to ensure that information related to us and our consolidated subsidiaries would be made known to them by others within these entities.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

List of Exhibits:

Exhibit Number	Exhibit Title or Description
10.1	Agreement of Sublease between Registrant and Advancis Pharmaceutical Corporation, dated August 4, 2004 and related agreements.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Large Scale Biology Corporation

Date: November 15, 2004	By:	/s/ Ronald J. Artale
Ronald J. Artale
Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Title or Description
10.1	Agreement of Sublease between Registrant and Advancis Pharmaceutical Corporation, dated August 4, 2004 and related agreements.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.