Form 10-K
period 2004-12-31
LARGE SCALE BIOLOGY CORP
filed 2005-04-15
CIK 1108951

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 31, 2004
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

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $33.8 million (based on the last reported sales price of $1.38 on June 30, 2004 on the NASDAQ National Market).

        The number of shares outstanding of the Registrant's common stock as of April 8, 2005 was 31,486,299.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, which is expected to be filed not later than 120 days after the Registrant's year ended December 31, 2004, to be delivered in connection with the Registrant's 2005 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

Large Scale Biology Corporation
Form 10-K
For the Year Ended December 31, 2004

Table of Contents

        Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "will," "expect," "plan," "anticipate," "believe," "forecast," "project," or "continue" and variations of these words or comparable words. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. Our Business section and Management's Discussion and Analysis of Financial Condition and Results of Operations contain many such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, under the heading Factors That May Affect Our Business, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

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

        Large Scale Biology Corporation, LSBC, our logo, GENEWARE®, BAMF™, GRAMMR™ and other product and trade names are trademarks of or registered trademarks of Large Scale Biology Corporation in the United States and/or other countries. Other product and trade names mentioned herein may be trademarks and/or registered trademarks of their respective companies. References in this report to "the Company," "our," "we" and "us" refer collectively to Large Scale Biology Corporation, a Delaware corporation, and its predecessors and subsidiaries.

PART I

Item 1. Business

Overview

        Large Scale Biology Corporation is a product-focused biotechnology company using proprietary technologies to develop and manufacture recombinant biologics. Our biomanufacturing opportunities include vaccines, complex proteins and follow-on off-patent therapeutics. We are focusing our efforts on the following products:

    •
    Recombinant Aprotinin, a protease inhibitor used in medical, research and manufacturing applications

    •
    Vaccines for human and animal healthcare, including antiviral and anticancer applications

    •
    Certain follow-on off-patent biologics and proprietary products, including Interferon alpha 2a and 2b, Alpha-galactosidase A for treatment of Fabry disease and Lysosomal acid lipase for the treatment of Wolman disease and cholesterol ester storage disorder and reduction of plaque in arteries

        The technology employed in our product development and biomanufacturing operations includes our proprietary GENEWARE transient gene expression system and GRAMMR system to shuffle and improve gene sequences. Our manufacturing processes can be used to produce follow-on therapeutic products. We believe that our combination of proprietary technologies and existing manufacturing infrastructure enables us to rapidly and economically develop partner-specified products and to participate in market opportunities in major disease categories.

        Our wholly-owned subsidiary company, Predictive Diagnostics, Inc., or PDI, is a diagnostics company established for the commercial development of a proprietary approach to early diagnosis of life-threatening diseases. PDI's products are supported by our technology developed in the course of our past genomics and medical product development programs. PDI's initial product focus is in the field of oncology. Our Biomarker Amplification Filter, or BAMF Technology, potentially provides low-cost and rapid analysis of multiple biomarkers derived from profiling thousands of individual proteins, peptides and other metabolites found in clinical blood samples. Current typical diagnostic tests rely on measuring the variations from the normal amount of a single protein or biomarker. Our BAMF Technology finds multiple proteins or biomarkers in blood samples and creates a disease "fingerprint," potentially leading to an accurate and early detection of disease.

        Our history of negative cash flows and our cash balance of $1,112,000 at December 31, 2004, raise substantial doubt about the Company's ability to continue as a going concern, absent any new sources of significant cash flows. In an effort to mitigate this near-term concern, we are seeking debt or equity financing, sale of stock of our subsidiary, PDI, and joint development and commercialization of products with other companies. However, we cannot assure you that we will successfully obtain equity or debt financing or product related revenues as such events are subject to factors beyond our control. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

        We were incorporated in California in 1987 and reincorporated in Delaware in 2000. From our inception until the end of 2000, our main focus was to develop our GENEWARE, genomics, proteomics and bioinformatics platforms, and to provide research and development services to customers. In 2001, our focus shifted to developing products and bringing our manufacturing operations up to regulatory standards for current good manufacturing practices, or cGMP.

        The Company is headquartered in Vacaville, California, and its mailing address is 3333 Vaca Valley Parkway, Vacaville, California, 95688, and our telephone number is (707) 446-5501. Our corporate web site address is www.lsbc.com. We have made all reports and amendments to reports available on our website. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission.

Developments in 2004

  Entered into New Revenue-Generating Initiatives—

  •
  We entered into a commercial distribution agreement with Sigma-Aldrich Fine Chemicals, a division of Sigma-Aldrich Corporation, for our first plant-produced recombinant product and shipped APRONEXIN™ NP, our research-grade Aprotinin, to them. Aprotinin is a protease inhibitor currently used for medical, research and biomanufacturing applications.

  •
  We were awarded a biowarfare defense research program grant to expand our participation in the national biowarfare defense initiatives. The $1.0 million award will be used to develop more effective candidate products for prevention and treatment of biowarfare related illnesses.

  •
  We initiated a biomanufacturing agreement to extract and purify Planet Biotechnology Inc.'s lead product, CaroRx™, a plant-made antibody to control dental caries.

  Entered into New Collaborative Agreements—

  •
  We entered into the initial research phase with Cincinnati Children's Hospital Medical Center under the direction of Dr. Gregory A. Grabowski to develop lysosomal acid lipase as a treatment for Wolman disease and cholesterol ester storage disorder and as an atherosclerosis therapeutic.

  •
  Predictive Diagnostics, Inc., or PDI, a wholly owned subsidiary of Large Scale Biology Corporation, entered into an exclusive co-marketing relationship with PerkinElmer Inc. under which PerkinElmer will provide access to PDI's proprietary BAMF™ technology along with its prOTOF™ 2000 MALDI O-TOF mass spectrometer.

  •
  We initiated a collaborative program to jointly develop and evaluate new therapeutics to prevent and treat diseases caused by human papillomaviruses with the University of Louisville.

        Closed and Subleased our Germantown, Maryland Facility—The Germantown, Maryland facility was closed and the machinery and equipment was re-deployed, sold or scrapped during 2004. Net proceeds of $0.2 million were received when assets with a net book value of $0.2 million and a gross book value of $2.9 million were sold or scrapped. We entered into a sublease of our entire Germantown, Maryland, facility to the end of the lease term in 2010.

        Issued Common Stock—On March 8, 2004, we completed an $8.2 million private placement of 5.2 million shares of newly issued common stock and warrants to purchase an additional 1.5 million shares that resulted in net proceeds after expenses of approximately $7.5 million.

        Issued Long-term Debt—We entered into a $2.9 million loan agreement with Kentucky Technology, Inc., a for-profit economic development company formed by the University of Kentucky. During 2004 we received $1.0 million under this arrangement.

        Further Established Our Intellectual Property—We obtained 22 new patents worldwide, including 13 patents in the U.S. and 9 foreign counterpart patents, impacting each key component of our technology base, bringing our total patents issued worldwide to 131. These new patents cover anti-cancer molecules, plant and animal viral vectors, and biomanufacturing. We also filed 38 new patent applications, including 24 patents in the U.S. and 14 foreign counterpart patents covering various aspects of our technology base, which increases the total number of pending patents to 190 worldwide.

Recent Developments

        On January 14, 2005, we received an additional $1.9 million under the aforementioned $2.9 million loan agreement with Kentucky Technology, Inc.

        On January 31, 2005, we extended our research collaboration agreement with Schering-Plough Animal Health Corporation, or Schering-Plough, that will fund additional product development of animal health vaccines. Vaccines for three animal health targets were successfully delivered by us to Schering-Plough for animal clinical evaluation. We developed and produced trial quantities of the vaccines using our patented GENEWARE biomanufacturing platform. Our GENEWARE biomanufacturing technology provides a method for producing animal health vaccines using non-transgenic, non-food/fodder plants as production hosts.

        On March 3, 2005, we borrowed $0.6 million from Kevin J. Ryan, our President and Chief Executive Officer and a member of the our Board of Directors and issued him a convertible promissory note. The note is due on July 1, 2005, and is convertible into our common stock.

        On April 15, 2005, we borrowed an additional $3.0 million from Kevin J. Ryan and issued him a promissory note due on April 17, 2006.

Science and Industry Background

        All living things are made up of one or more cells. Although science still has much to learn about how cells actually function, it is commonly accepted that all cells have several basic components. Inside each plant and animal cell is a nucleus containing deoxyribonucleic acid, or DNA, that makes up its genetic code. Different sections of the DNA are called genes. A gene or a combination of genes encodes the information needed for conducting the various essential life functions. Each gene is composed of a specific, unique sequence of DNA. When a gene is turned on, or "expressed," the genetically coded information is copied into a related molecule called messenger ribonucleic acid, or mRNA. This messenger travels to a location outside the nucleus where proteins are then made according to the genetic information contained in the mRNA.

        Private industry and the federal government have each announced the completion of the sequencing of the human genome. Utilizing the genetic information of the human genome, numerous laboratories are rapidly identifying gene sequences that are involved in the causes of diseases. An increasing number of new biological drugs are being tested and are being used to treat diseases. The production of biological drugs requires complicated, and usually, very expensive cellular production systems.

        Our plant-based GENEWARE system offers several advantages for the production of biological compounds. A gene sequence, or mRNA, of a target protein is inserted into a plant virus, or vector. Non-recombinant non-food/feed plants are then inoculated with the vector. The virus penetrates cells of the plant and uses the cell's mechanism to replicate and to express the mRNA carried by the virus to produce the target protein. The virus spreads from cell to cell within the plant but does not get incorporated within the DNA of the plant cells. Consequently, the mRNA is not passed on to the next generation of the plant. This system provides a large-scale manufacturing capability to produce commercially valuable proteins rapidly and cost effectively, without the environmental concerns that afflict the cultivation of transgenic food/feed crops used by other companies.

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

  •
  Development, manufacture and sale of therapeutics and vaccines

  •
  Development and commercialization of diagnostic tests for diseases such as cancer

  •
  Market gene shuffling technology

        We have successfully achieved proof of principle with our own human and animal-health-care therapeutics. While biomanufacturing and some early stages of regulatory and clinical development have been internally financed, we plan to achieve advanced clinical trials, final regulatory approvals and commercialization in collaboration with pharmaceutical and biotechnology companies. Our cat parvovirus vaccine has successfully completed early-stage pre-clinical trials, demonstrating safety and initial efficacy and is moving forward into advanced development. We have completed manufacturing process development of Aprotinin and Alpha-galactosidase A. We have received Orphan Drug designation from the FDA for Alpha-galactosidase A. We are improving our manufacturing process for human lysosomal acid lipase and are conducting research on its potential use as a therapeutic to treat Wolman disease and cholesterol ester storage disorder and to reduce atherosclerotic plaque. We have been developing biomanufacturing capability for proteins and peptides to capitalize on the capacity constraints of the biotechnology industry. We have built a manufacturing facility in Owensboro,

Kentucky, that is ready for FDA-compliant manufacturing of human therapeutics and vaccines developed by our partners and us.

        We have created a wholly owned subsidiary, Predictive Diagnostics, Inc., or PDI, to apply our proprietary BAMF technology for diagnostic tests of cancer and other diseases. Predictive Diagnostics expects to perform diagnostic tests for specific diseases as an operating laboratory and in collaboration with major clinical reference labs, hospitals, and managed care laboratories. The reference lab partners would analyze serum samples, or perform mass spectrometry analysis where needed, prior to Predictive's BAMF diagnostic analysis. Upon successful completion of our first phase of our business plan, we expect to implement a fully vertical BAMF test with all laboratory steps performed directly or through outsourcing by PDI. PDI may also license BAMF technology to other organizations to enable them to perform such tests.

        We have developed a novel gene shuffling technology called GRAMMR, which can generate large libraries of extensively shuffled gene sequences, and which we believe is faster and more efficient than competing gene shuffling technologies. Our contract with the US Army Medical Research Institute of Infectious Diseases, or USAMRIID, applies our proprietary GRAMMR technology for DNA shuffling and molecular evolution to improve biodefense therapy candidate products. In parallel with our program with the federal government, we plan to market GRAMMR gene shuffling technology to companies seeking to improve their biological drugs.

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

        We entered into a multi-year, non-exclusive agreement with Sigma-Aldrich Fine Chemicals to distribute non-pharmaceutical Aprotinin. Aprotinin sales were 1% of total revenues during 2004.

        Alpha-Galactosidase A—Alpha-galactosidase A is an enzyme used for replacement therapy to treat Fabry disease. Fabry disease is a genetic disorder that results in the inability of tissues within organs, primarily the liver, kidney and spleen, to recycle various structural lipid components resulting in the accumulation of these lipids in those organs and the heart. Fabry is a gender-based genetic degenerative disease that shortens a patient's lifespan.

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

        Follow-on Off-patent Biologics—When patent protection for proprietary pharmaceuticals ends, the product becomes eligible for sale as a "generic" version. Often new competition arises, resulting in lower costs and wider availability for the generic product relative to the original patented drug. A number of biological protein and peptide biopharmaceutical products are, or soon will be, off-patent. However, while the composition of a pharmaceutical product may be off patent, the manufacturing method may be further protected by exclusive patents of the innovator company. Consequently, suppliers are blocked from producing the generic product. Our freedom to operate with our proprietary GENEWARE biomanufacturing technology could provide our alliance partners the ability to enter markets otherwise blocked by process patents.

        Our GENEWARE technology can produce molecules that are, or will be, off-patent including recombinant versions of aprotinin and interferon alpha 2a and 2b. We are in partnering discussions with several companies for the co-development, marketing and distribution of these types of off-patent molecules for research, manufacturing and medical applications.

        Vaccines—Vaccines can represent a cost-efficient form of healthcare. Vaccines recruit the immune system to recognize and combat a wide range of diseases, including viral and microbial infectious diseases and some cancers. We are developing several vaccines for the human and animal care markets. We have conducted early clinical research with our personalized vaccine against the lymphatic cancer non-Hodgkin's lymphoma with successful initial results. With financial support from several US Government agencies, we are in early stage development of vaccines to treat human pappilloma virus and HIV infections. We are also developing vaccines to treat a variety of infectious diseases for animal health and veterinary care. Our GENEWARE biomanufacturing system helps enable the efficient improvement and production of vaccines that are either difficult to produce by using conventional technologies or where high costs of production preclude market expansion.

        Human Lysosomal Acid Lipase—Lysosomal acid lipase, or LAL, deficiencies cause lipid metabolism and storage conditions including Wolman disease and cholesterol ester storage disorder, or CESD. Wolman disease is a rare genetic disorder afflicting newborns and infants and has nearly complete mortality. CESD is less lethal but is characterized by progressive morbidity. We would introduce LAL for these two Orphan Drug indications. In addition, cardiovascular disease, especially atherosclerosis, is a major cause of mortality in the US and many other industrialized countries. Several drugs are currently marketed to slow progression of atherosclerotic disease or treat its symptoms. Excessive build-up of plaque, which is a leading cause of heart disease, is often treated surgically and involves invasive procedures and long periods of convalescence. We believe our research on LAL could some day lead to this product's use in the clinical management of atherosclerotic disease without surgery. Discovered by University of Cincinnati scientists, LAL could represent a new approach in the treatment of cardiovascular disease. We have obtained an exclusive, worldwide license for use of LAL in this field and are developing and evaluating the enzyme in collaboration with the discovery team at University of Cincinnati.

        BAMF Diagnostics—We plan to commercialize through a wholly owned subsidiary, Predictive Diagnostics, Inc., a diagnostic test for cancer and other serious diseases using our proprietary platform called BAMF technology. BAMF technology is a proprietary pattern recognition discovery platform that identifies protein biomarkers in the blood that can be used to detect cancer and other diseases. We believe that development of commercial diagnostic tests based on our BAMF technology could improve patient outcome through earlier diagnosis of disease and reduce associated medical treatment costs.

        GRAMMR Gene Shuffling—Our GRAMMR technology is a new shuffling, or genetic reassortment research tool used to more efficiently develop a wide variety of improved product attributes. Traditional shuffling methods are typically complex, slow, labor-intensive, and have not always yielded the desired results. GRAMMR technology provides a number of significant advantages over traditional gene shuffling procedures, including higher efficiency, more rapid turnaround, greater adaptability and higher cost-efficiency. Our GRAMMR technology can reduce the complications of gene shuffling and empowers the user with greater control over the molecular evolution process. We can offer our partners and clients a complete range of GRAMMR-associated services, from gene shuffling and gene expression to protein manufacturing.

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

        The GENEWARE production system is environmentally safe because the viral vector and the genes we insert cannot be incorporated into the plant genome and, thus, cannot be transmitted to the next generation of the plant in the seed or pollen; it has a limited host range; and the modified virus does not persist in the soil to the next planting season. Since 1991, we have conducted more than ten USDA-approved field trials, each demonstrating that GENEWARE is environmentally safe. In addition, we apply our GENEWARE system only to non-food crops and follow standard operating procedures during field and greenhouse production to further ensure environmental safety.

        While our GENEWARE technology can be used to identify and alter gene-product functions, we are primarily using the GENEWARE system to manufacture therapeutic proteins, peptides and other molecules in plants. GENEWARE technology can achieve significant time and cost advantages over traditional, transgenic genetic-engineering systems and alternative manufacturing technologies. The GENEWARE protein production system can be efficient and competitive as a result of its potential for high expression, speed of production, safety and minimal capital requirements compared to alternate expression systems. We have used our Owensboro, Kentucky, production facility to extract proteins from hundreds of tons of field-produced plants and have validated this facility for cGMP manufacturing of our Aprotinin and Alpha-galactosidase A.

        BAMF Diagnostics—Our proprietary BAMF technology combines our bioinformatics and proteomics technologies. Our proteomics technology allows for the rapid determination of the protein composition, or proteome, of cells, tissues and body fluids that are associated with disease or abnormal conditions. Protein composition is a listing of the specific proteins present in a given sample and their amounts. By assembling and monitoring changes in this data, we are able to identify the presence of proteins that are caused by diseases.

        Bioinformatics is the gathering and analysis of the data generated when working with genes and proteins. We use proprietary technologies to integrate and manage biological information, which increases our ability to assess the importance of biological data in the discovery of disease.

        Our proprietary BAMF technology was derived from our bioinformatics capability. It utilizes multiple proteins called biomarkers that are derived from profiling thousands of proteins to diagnose disease. We are using our BAMF technology to identify protein biomarkers in the blood as a diagnostic to detect cancer and other diseases. Our ongoing research collaboration on BAMF technology is with Lance Liotta, M.D., Ph.D. and Emanuel Petricoin, Ph.D., who were formerly co-directors of the Clinical Proteomics Program at the National Cancer Institute and Food and Drug Administration.

        GRAMMR Gene Shuffling—We invented a gene shuffling and molecular evolution technology that is easier to use, more efficient, and more cost-effective than other gene shuffling methods. Directed molecular evolution is an approach to enhancing the functionality of candidate genes and accelerating the development of improved products. We believe that gene shuffling, or reassortment, is the key to unlocking the potential of genetic diversity and developing biological molecules with novel or improved traits. Various gene-shuffling methods have been applied to improve a variety of commercially important products such as pharmaceutical proteins, vaccines, antibodies, viral vectors, and industrial enzymes. GRAMMR technology enables researchers to improve genes and the protein products derived from those genes which we believe have a number of inherent advantages over other gene shuffling methods, including: yield of a greater variety of chimeric products from fewer rounds of shuffling; rapid generation of thousands of shuffled gene sequences in a single day; adaptability to large genes, divergent genes, and complete gene clones; reliable conservation of the integrity of genes, resulting in improved screening efficiencies; and cost effectiveness.

Intellectual Property

        We continually seek patent protection for our proteomics, genomics, biomanufacturing, and plant and animal viral gene expression technologies and for diagnostics. As of December 31, 2004, we had 80 issued and 94 pending U.S. patents. Our issued U.S. patents expire between 2008 and 2022. Foreign patents corresponding to many of the U.S. patents and patent applications have been filed and/or issued in one or more other countries, resulting in a total of 51 issued and 96 pending foreign patents as of December 31, 2004. In the plant and animal viral systems field, we have 22 issued U.S. patents and 38 issued foreign patents with durations ranging from 2011 to 2021. In the bioprocessing field, we have 9 issued U.S. patents and 4 issued foreign patents with durations ranging from 2019 to 2022. In the proteomics field we have 45 issued U.S. patents and 1 issued foreign patent with durations ranging from 2006 to 2020. In the vaccine field we have 1 issued U.S. patent and 6 issued foreign patents with durations ranging from 2020 to 2021. In the genomics field, we have 3 issued U.S. patents and 2 issued foreign patents with durations to 2019. In the diagnostic field, we have 8 pending U.S. patents. While we believe that our patents in various technological areas are valuable to our business, our business as a whole is not materially dependent on any one patent.

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

        A registered trademark gives the owner the right to exclude others from using identical or confusingly similar marks within the same channels of commerce. We own the GENEWARE registered trademark and the Large Scale Biology Corporation, LSBC, BAMF, GRAMMR and other trademarks in the U.S. and many other countries.

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

Collaborations

        Our revenues have been derived principally from collaborations with others. The business structure varies depending on the specific product or research objectives of the collaborations. Research agreements may include payments for technology access, costs of research, certain rights to intellectual property developed and participation in sales of products resulting from the agreements. We may also seek to share in the long-term value of the products that we assist our collaborators in developing through the retention of certain product rights. Current agreements include those with Schering-Plough for animal healthcare vaccine products and Sigma-Aldrich Fine Chemicals for the non-exclusive distribution of our research-grade Aprotinin, and Growers Research Group, LLC, for development of a biological pest control product. Other collaborations may take the form of alliances to jointly commercialize product applications evolved from combining specific technologies of each company.

        We actively seek revenue from government funding sources that promote the development of products having strategic importance to us. For instance, we have performed research activities under multi-year grants from the National Institute of Standards and Technology and National Institute of Allergy and Infectious Diseases to develop vaccines and new vaccine production technology. In addition, we have performed research activities for the United States Army Medical Research Institute of Infectious Disease to develop more effective candidate products for prevention and treatment of biowarfare related illnesses.

        We enter into joint research collaborations to develop products for commercialization. Such collaborations are often accompanied by licenses for exclusive or non-exclusive rights for specific processes, technology or molecules. For example, we acquired an exclusive license for use of human lysosomal acid lipase, or LAL, with the Cincinnati Children's Hospital Medical Center, Cincinnati, Ohio and entered into a research collaboration with them to develop LAL for treating Wolman's disease, a rare genetic disorder afflicting newborns and infants and atherosclerosis, a leading cause of death in the United States and other developed countries. Also, we entered into a collaboration with the University of Louisville to advance our vaccine immunotherapeutics program applicable to the Human Papilloma Virus.

Employees

        As of March 31, 2005, we have 78 full-time employees, of which 53 are engaged in research and development and biomanufacturing activities. Seven employees work in our Predictive Diagnostics, Inc. subsidiary. The remainder work in general and administrative areas. Sixteen employees hold Ph.D. degrees.

Research and Development

        Our internally funded research and development expenses were $9.3 million, $11.5 million, and $21.2 million in 2004, 2003, and 2002, respectively. Our customer-sponsored research and development expenditures were $2.3 million, $4.7 million, and $1.2 million in 2004, 2003, and 2002, respectively.

Competition

        The markets for protein development and production, including human vaccines and therapeutics such as the ones we are developing, are highly competitive. Competitors with substantially greater resources are actively developing products similar to, or competitive with, our products. Several pharmaceutical, biotechnology, chemical and other life sciences companies engage in research and development in the use of novel gene expression systems to produce therapeutic proteins. Two other companies are marketing products that would be competitive with our Alpha-galactosidase A product.

        Our recombinant Aprotinin product and follow-on off-patent therapeutics such as interferons are, or will be, off patent protection by the time they are ready for marketing. While we expect to enter pre-existing markets with the same or similar products, our efficient GENEWARE manufacturing and the anticipated favorable cost of production through use of our GENEWARE system, should give us a competitive edge. One of our potential products, Lysosomal acid lipase, has no functional equivalent and thus, no direct competing product.

        Technologies competitive with our BAMF technology are under development and being marketed by other companies and academic institutions. The field of bioinformatic analysis of blood serum to diagnose diseases such as cancer is in an early stage. We are not aware of commercially available competitive technology that has been demonstrated to be superior to ours.

Segment Reporting and Information about Geographical Areas

        The Company operates in one reportable segment. Revenues from various federal government agencies and the Grower's Research Group were 50% and 19% of our total revenues in 2004, respectively. All revenues are attributed to customers residing within the United States and all long-lived assets are located within the United States. Additional information regarding revenues, loss from operations and total assets may be found in our audited consolidated financial statements and related notes included in Part IV of this Report.

Item 2. Properties

        Our principal research and development facility and corporate headquarters are located in Vacaville, California, at a facility of approximately 45,000 square feet that includes administrative offices, a genetic engineering laboratory, a plant discovery and function laboratory and a bioinformatics software laboratory, under a lease that expires on February 28, 2009. We are currently marketing approximately 3,400 square feet of underutilized space for sublease. We own a manufacturing facility of approximately 30,000 square feet, a greenhouse complex of approximately 22,000 square feet containing 13,000 square feet of growing space and land of approximately 23 acres in Owensboro, Kentucky, for pilot and large-scale protein extraction and downstream biomanufacturing of products. This land, facility, equipment contained within and certain related intellectual property and know-how are security for a first priority lien under a $2.9 million loan agreement. This facility is adequate for our current production requirements and the land is sufficient in size for additional buildings or greenhouses if needed for increased manufacturing capacity. We have a facility in Germantown, Maryland, of approximately 53,000 square feet under a lease that expires on December 31, 2010. This facility is currently under sublease and was previously occupied by our proteomics operations, which was wound down on December 31, 2003.

Item 3. Legal Proceedings

        From time to time we become a party to legal proceedings that are incident to our normal business operations such as employment litigation or have been initiated by us to protect our intellectual property. In the opinion of management, these lawsuits will not result in any material adverse effects on the Company's financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Market Information.    Our common stock is traded on the NASDAQ National Market under the symbol "LSBC." Public trading of our common stock commenced on August 10, 2000. The following table sets forth the high and low sale price per share of the Company's common stock during each quarter of 2004 and 2003.

	High	Low
Year Ended December 31, 2004:
Fourth Quarter	$1.44	$0.90
Third Quarter	1.58	0.72
Second Quarter	2.76	1.12
First Quarter	2.50	1.54
Year Ended December 31, 2003:
Fourth Quarter	2.90	1.15
Third Quarter	1.51	0.71
Second Quarter	1.60	0.39
First Quarter	0.83	0.34

        Holders.    Based upon data provided by our transfer agent, we have approximately 5,340 beneficial holders of our common stock as of March 23, 2005. This total includes persons whose stock is in nominee or "street name" accounts through brokers.

        Dividends.    We have never declared or paid any cash dividends on our common stock and we do not anticipate declaring any dividends in the foreseeable future. We currently intend to reinvest future earnings, if any, for use in research and development or other business needs.

        Recent Sales of Unregistered Securities.    On March 8, 2004, we sold 5,169,682 shares of common stock at $1.58 a share in a private placement with gross proceeds of approximately $8.2 million and after expenses, net proceeds of approximately $7.5 million. In addition, warrants were granted in connection with this sale of stock. The warrants are currently exercisable to purchase 1,492,044 shares of common stock at an exercise price of $2.18 per share. Information with respect to persons whom the securities were sold may be found in the section captioned "Selling Stockholders" appearing in the Prospectus filed pursuant to Rule 424(b)(3) on May 5, 2004. Such information is incorporated herein by reference.

        Repurchase of Securities.    We have not repurchased any of the Company's securities during 2004.

Item 6. Selected Financial Data

        You should read the following selected financial data in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included in Part IV of this Report. We derived the consolidated statement of operations data for the years ended December 31, 2004, 2003, and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 from our audited consolidated financial statements included in this Report. We derived the consolidated statement of operations data for the year ended December 31, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002, 2001 and 2000 from our audited consolidated financial statements not included in this Report.

	Year ended December 31,
	2004	2003	2002	2001	2000
	In thousands, except share and per share data
Consolidated Statement of Operations Data
Revenues	$1,767	$3,570	$2,622	$17,731	$23,291

Costs and expenses:
Development agreements	2,263	4,720	1,247	3,467	8,115
Research and development	9,288	11,511	21,191	22,391	16,373
General and administrative	7,690	9,159	12,162	14,373	8,119
Impairment of property	—	3,598	433	—	—
Impairment of goodwill	—	—	839	—	—
Stock compensation bonus	—	—	—	—	7,268
Amortization of goodwill and purchased intangibles	—	52	624	1,300	1,197

Total costs and expenses	19,241	29,040	36,496	41,531	41,072

Loss from operations	(17,474)	(25,470)	(33,874)	(23,800)	(17,781)
Total other income (expense)	49	177	690	3,111	1,481

Net loss	$(17,425)	$(25,293)	$(33,184)	$(20,689)	$(16,300)

Net loss per share—basic and diluted	$(.58)	$(.99)	$(1.33)	$(0.84)	$(1.07)

Weighted average shares outstanding—basic and diluted	30,276,718	25,619,363	24,991,201	24,599,126	15,251,575

	December 31,
	2004	2003	2002	2001	2000
	In thousands
Consolidated Balance Sheet Data
Cash and cash equivalents	$1,112	$7,737	$8,238	$24,055	$40,030
Marketable securities	—	—	14,840	24,724	44,971
Working capital	636	6,964	22,786	46,690	70,853
Total assets	12,795	20,980	44,741	76,912	106,943
Long-term debt	1,000	209	261	310	423
Accrued stock compensation	898	708	—	—	—
Deferred rent	336	—	—	—	—
Accumulated deficit	(191,623)	(174,198)	(148,905)	(115,721)	(95,032)
Total stockholders' equity	9,431	18,319	42,659	73,037	89,792

Certain 2002 and 2001 amounts have been reclassified to conform to the 2004 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with Item 6, "Selected Financial Data" and our audited consolidated financial statements and related notes included in Part IV of this Report. This discussion includes forward-looking statements, such as our projections about future results of operations that are inherently uncertain. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of many factors including, but not limited to, those discussed in "Factors That May Affect Our Business" in this item.

Introduction

        Our current efforts are focused on improving cash flows, developing and manufacturing products and entering into relationships to market and sell our products. Management's objective is to manufacture and sell products in order to generate sufficient cash flows to sustain our operations.

        Our cash balance was $1,112,000 at December 31, 2004, and we have incurred negative operating cash flows of $14,566,000 during 2004. The current rate of cash usage raises substantial doubt about the Company's ability to continue as a going concern, absent any new sources of significant cash flows. In an effort to mitigate this near-term concern, we are seeking to obtain debt financing or equity financing through the private placement of our common or preferred stock. In addition, we are seeking to secure funds for our subsidiary, Predictive Diagnostics, Inc., or PDI, and the Company through a sale of PDI stock held by the Company. A successful PDI related financing may not only improve our balance sheet, but also reduce ongoing expenses, as PDI becomes a separate operation. We are also pursuing opportunities for revenue growth with other companies for the joint development and commercialization of recombinant Aprotinin, Interferon alpha 2a and 2b and Lysosomal acid lipase products. We are currently in discussions with pharmaceutical companies capable of marketing these products. Such arrangements may provide revenues to us through license fees, the reimbursement of research and development costs, milestone payments and product sales. The commercialization of these products for therapeutic applications will require approval by the FDA and product scale-up at our biomanufacturing facility under FDA regulations. However, we cannot assure you that we will successfully obtain equity or debt financing or product related revenues as such events are subject to factors beyond our control. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

Overview

        Current significant financial and operating events and strategies are summarized as follows:

  •
  Loan Agreements—On December 17, 2004, we entered into a $2.9 million loan agreement, with an initial advance of $1.0 million received on December 20, 2004, and a second advance of $1.9 million received on January 14, 2005. On March 3, 2005, we borrowed $0.6 million from Kevin J. Ryan, our President and Chief Executive Officer and a member of the our Board of Directors and issued him a convertible promissory note due on July 1, 2005. On April 15, 2005, we borrowed an additional $3.0 million from Kevin J. Ryan and issued him a promissory note due on April 17, 2006.

  •
  Common Stock Issuance—On March 8, 2004, we sold 5,169,682 shares of common stock at $1.58 a share and issued warrants to purchase 1,492,044 shares of common stock at $2.18 per share in a private placement with net proceeds after expenses of approximately $7.5 million.

  •
  Germantown, Maryland Facility—We closed our Germantown, Maryland, facility and equipment located at this facility was redeployed, disposed of or sold. Equipment with a net book value of $0.2 million and a gross book value of $2.9 million was disposed of or sold, generating $0.2 million of cash. During August 2004 we entered into a sublease of our entire Germantown, Maryland, facility to the end of the lease term in 2010. Associated facility operating expenses were reduced by approximately $16,000 per month starting during August 2004. Sublease receipts will be greater than the lease payments by $9,000 per month starting on March 11, 2005. The wind down of our Germantown, Maryland, operations resulted in impairment charges of $3.6 million in 2003 that reduced the carrying value of property, plant and equipment.

  •
  Animal Health Program—We have completed the feasibility phase of the research collaboration with Schering-Plough producing three biological active vaccines in sufficient quantities for animal testing. Schering-Plough has extended the agreement and is funding additional development of animal health vaccines. We may have product sales after approximately two years of testing and regulatory approval, if Schering-Plough decides to proceed with any of these potential products.

  •
  Aprotinin Product—We shipped our first plant-produced recombinant product, research-grade Aprotinin, to Sigma-Aldrich Fine Chemicals Corporation, a division of Sigma-Aldrich Corporation. Aprotinin is a protease inhibitor commercially marketed for medical, research and biomanufacturing applications. We sold modest amounts of our Aprotinin product that represented 1% of total revenues during 2004. We expect additional product sales during 2005 but the acceptance of our recombinant Aprotinin has been slower than we anticipated. Also, the market for non-pharmaceutical applications of aprotinin is significantly smaller than our ultimate target market, aprotinin for injection used in surgical applications.

Results of Operations

        Revenues—The following table presents the changes in revenues from 2002 through 2004:

		(Decrease) from 2003				Increase from 2002
	2004	Amount	%		2003	Amount	%	2002
Revenues	$1,767,000	$(1,803,000)	(51%	)	$3,570,000	$948,000	36%	$2,622,000

        Revenues, primarily attributed to research contracts and grants, have partially offset costs, but have not been sufficient to sustain our operations. The decrease in revenues from 2003 to 2004 is attributable to exiting the fee-for-service proteomics business and the associated winding down our contract with The National Institute of Environmental Health Services, or NIEHS, that was completed on December 31, 2003. The increase in revenues from 2002 to 2003 is attributable to the NIEHS contract. The NIEHS contract revenues were $2.1 million and $0.8 million in 2003 and 2002, respectively. No revenues from NIEHS were recorded in 2004. The loss of revenues from the termination of the NIEHS contract will have no effect on our loss from operations in 2005, since the costs associated with this contract have been eliminated with the closure and sublease of the Germantown, Maryland, facility. We expect revenues into 2005 to be substantially the same as 2004 unless we enter into new revenue generating agreements.

        Cost and expenses—The cost reduction programs and reorganizations during 2003 and 2002 and the closure of the Germantown, Maryland, facility have significantly reduced costs and cash expenditures throughout the Company. From 2003 to 2004 expenses decreased $2.3 million for employee compensation and benefits, $0.5 million for rent and building services and $0.3 million for materials purchases. In addition, non-cash expenses decreased $1.2 million for depreciation, $0.6 million for amortization of intangible assets and $0.4 million for stock-based compensation. Also, costs decreased from 2003 because of certain charges only being incurred during 2003 including $3.6 million for impairment charges, $1.4 million for severance benefits related to headcount reductions and $0.2 million for a provision for doubtful accounts receivable. These decreases in expenses were partially offset by $0.8 million of increased legal costs related to the filing and prosecuting intellectual property patents.

        From 2002 to 2003 expenses decreased $3.7 million for employee compensation and benefits, $1.0 million for outside consulting and research services, $1.0 million for patent application legal services and $0.6 million for materials purchases. In addition, non-cash expenses decreased $1.4 million for depreciation, $1.1 million for stock-based compensation and $0.6 million for amortization of purchased intangibles. These decreases in expenses were partially offset by $2.3 million of increased non-cash impairment charges.

        Development agreements and research and development costs—The following table presents the changes in total research activities from 2002 through 2004:

		(Decrease) from 2003				Increase (Decrease) from 2002
	2004	Amount	%		2003	Amount	%		2002
Development agreements	$2,263,000	$(2,457,000)	(52%	)	$4,720,000	$3,473,000	279%		$1,247,000
Research & development	9,288,000	(2,223,000)	(19%	)	11,511,000	(9,680,000)	(46%	)	21,191,000

Total research activities	$11,551,000	$(4,680,000)	(29%	)	$16,231,000	$(6,207,000)	(28%	)	$22,438,000

        Development agreements and research and development costs consist mainly of personnel expenses, outside research services, research materials and laboratory overhead costs. Costs of total research activities have decreased significantly because of our cost reduction efforts and the closure of the Germantown, Maryland, facility. Development agreement costs, as they related to activities performed under revenue generating research agreements and grants, have and are expected to fluctuate consistently with increases or decreases in revenues earned from research agreements and grants. The decrease in development agreement expense from 2003 to 2004 is attributed to a $3.0 million decrease in development agreement activities related to the wind down of the NIEHS contract that was completed on December 31, 2003, partially offset by increased efforts performed under other commercial contracts and grants. In 2003, the increased development agreement costs are attributed to increased research activities for the NIEHS contract and NIST grant. Development agreement costs include the costs of product sold as we manufacture and sell our research-grade Aprotinin product. These costs will increase as sales increase upon the expansion of the market for non-pharmaceutical applications of recombinant aprotinin.

        The decrease in research and development expense from 2003 to 2004 is primarily attributable to our cost reduction efforts that were implemented in June and December 2003. Cost reduction efforts resulted in decreases of employee compensation and benefit expense by $0.9 million and material purchases by $0.2 million. In addition, non-cash expenses decreased $0.6 million for depreciation and $0.2 million for amortization of intangible assets.

        The decrease in research and development expense from 2002 to 2003 is attributed to the allocation of resources to customer projects and the cost reductions efforts including $1.1 million for employee compensation and benefits from headcount and salary reductions, $0.8 million for outside consulting and research services, and $0.6 million for materials purchases. In addition, non-cash expenses decreased $1.1 million for depreciation and $1.3 million for stock-based compensation. We expect research and development expense in 2005 to be materially consistent with 2004.

        General and administrative—The following table presents the changes in general and administrative expenses from 2002 through 2004:

		(Decrease) from 2003				(Decrease) from 2002
	2004	Amount	%		2003	Amount	%		2002
General & administrative	$7,690,000	$(1,469,000)	(16%	)	$9,159,000	$(3,003,000)	(25%	)	$12,162,000

        From 2003 to 2004 general and administrative expenses decreased $0.4 million for employee compensation and benefits, $0.2 million for depreciation and $0.4 million for stock-based compensation. In addition, costs decreased from 2003 because of certain charges only being incurred during 2003 including $1.4 million for severance benefits related to headcount reductions and $0.2 million for a provision for doubtful accounts receivable. These decreases in expenses were partially offset by $0.8 million of increased legal costs related to the filing and prosecuting intellectual property patents and $0.8 million of costs related to our Germantown, Maryland, facility being recorded as general and administrative expense in 2004, rather than cost of development agreements as in 2003. This was the result of exiting the fee-for-service proteomics business at the end of 2003 and closing the Germantown, Maryland, facility.

        General and administrative expenses have decreased from 2002 to 2003 because of our cost reduction efforts including $2.6 million for employee compensation and benefits from headcount and salary reductions and $1.0 million for patent application legal service, partially offset by increases in other costs. We expect general and administrative expenses in 2005 to be similar to 2004.

        Impairment of property—The wind down of our Germantown, Maryland, operations resulted in impairment charges of $3.6 million in 2003 that reduced the carrying value of property, plant and equipment. In 2002, we determined that certain machinery and equipment related to our Germantown, Maryland, operation was permanently idle and as a result, we recognized an impairment charge of $0.4 million.

        Impairment of goodwill—Goodwill of $0.8 million relating to our purchase of the Germantown, Maryland, operations in 1999 was determined to be impaired and was expensed during 2002.

        Amortization of purchased intangibles—The costs of intangible assets relating to the purchase of our Germantown, Maryland, operations in 1999 were amortized until those assets became fully amortized in 2003, resulting in decreased amortization expense of $0.6 million from 2002 to 2003.

        Interest income and expense—The decreased interest income of $0.1 million in 2004 and of $0.5 million in 2003 is attributable to our declining cash and marketable securities balances available for investment and significant reductions in interest yields. We expect interest income in 2005 to be less than 2004 unless we receive a substantial cash infusion. Interest expense has not been significant because of the small amount of our long-term debt throughout most of 2004. With the addition of $2.9 million of long-term debt in December 2004 and January 2005, we expect interest expense to be approximately $0.7 million in 2005 which includes a charge for the vesting of the warrant issued with the long-term debt. If additional debt is incurred or existing debt repaid, we expect interest expense to increase or decrease accordingly.

Liquidity and Capital Resources

        Net cash used in operating activities—The following table presents annual cash flows from operating activities from 2002 through 2004:

	Year Ended December 31,
	2004	2003	2002
Cash paid to employees	$(6,807,000)	$(9,376,000)	$(13,220,000)
Cash paid to suppliers	(9,593,000)	(9,556,000)	(13,818,000)

Total cash paid to employees and suppliers	(16,400,000)	(18,932,000)	(27,038,000)
Cash received from customers	1,780,000	3,389,000	2,138,000
Interest received	68,000	350,000	985,000
Interest paid	(14,000)	(14,000)	(17,000)

Net cash used in operating activities	$(14,566,000)	$(15,207,000)	$(23,932,000)

        Due to our cost reductions programs and reorganizations during 2003 and 2002 and closure of the Germantown, Maryland, facility, we progressively decreased the amount of total cash paid to employees and suppliers from 2002 through 2004. The net cash used in operating activities decreased from 2003 to 2004 as the decrease in expenditures from the closure of the Germantown, Maryland, facility offset the decrease in cash receipts related to NIEHS. We expect a further decrease as sublease income begins to offset rental expense for the Germantown, Maryland, facility starting on March 11, 2005. We expect the negative operating cash flows to continue throughout 2005 at a similar rate as 2004. However, this rate of cash usage is not sustainable for a long-term period. Our ability to develop our products and sustain operations will require subsequent funding through collaborations, or debt or equity financing in the short term and product sales in the long term. Although product sales would increase our short-term usage of cash for inventory and cost of product sold, it is expected that they would eventually generate positive cash flows.

        Cash used in investing activities—Capital expenditures were $0.8 million, $0.1 million, and $1.0 million in 2004, 2003, and 2002 respectively. Our commitment for capital expenditure at December 31, 2004 was $0.1 million. We anticipate that in 2005 our biomanufacturing facility in Owensboro, Kentucky, will require expenditures to support our business objectives upon signing revenue generating contracts.

        Net cash provided by financing activities—In 2000 we received net proceeds of $88.8 million from our initial public offering, which has sustained our operations through 2003. Financing activities have not provided significant cash flows from 2001 through 2003. On March 8, 2004, we received net proceeds of approximately $7.5 million in a private placement of common stock. We received $1.0 million on December 20, 2004 under a promissory note that was partially used to pay off $0.2 million of existing long-term debt with the Kentucky Economic Development Finance Authority. An additional $1.9 million was received under this note on January 14, 2005. On March 3, 2005, we borrowed $0.6 million from Kevin J. Ryan, our President and Chief Executive Officer and a member of the our Board of Directors and issued him a convertible promissory note due on July 1, 2005. On April 15, 2005, we borrowed an additional $3.0 million from Kevin J. Ryan and issued him a promissory note due on April 17, 2006.

        Our history of negative cash flows and our cash balance of $1,112,000 at December 31, 2004, raise substantial doubt about the Company's ability to continue as a going concern, absent any new sources of significant cash flows. In an effort to mitigate this near-term concern, we are seeking debt or equity financing, sale of stock of our subsidiary, PDI, and joint development and commercialization of products with other companies. However, we cannot assure you that we will successfully obtain equity or debt financing or product related revenues as such events are subject to factors beyond our control.

Commitments

        The following commitments table presents our non-cancelable minimum payments under contractual obligations as of December 31, 2004:

	Payments Due
	2005	2006 and 2007	2008 and 2009	Thereafter	Total
Long-term debt	$—	$1,000,000	$—	$—	$1,000,000
Interest on long-term debt	220,000	116,000	—	—	336,000
Accrued stock compensation	606,000	292,000	—	—	898,000
Operating leases	1,525,000	3,211,000	2,740,000	935,000	8,411,000
Operating sublease rental	(649,000)	(1,685,000)	(1,788,000)	(935,000)	(5,057,000)
Research agreements	177,000	—	—	—	177,000
License agreements	58,000	—	—	—	58,000

Total commitments	$1,937,000	$2,934,000	$952,000	$—	$5,823,000

        We lease facilities in Vacaville, California, and Germantown, Maryland, under operating leases. During August 2004 we entered into a sublease of our Germantown, Maryland, facility. Expected sublease receipts starting on March 11, 2005 are reflected in the table above to the extent that they offset the Germantown, Maryland, minimum rental payments. We have research sponsorship agreements with major universities, government institutions or other companies whereby we fund specific projects of interest to us. In addition to the future non-cancelable minimum payments above, certain of the research agreements require future aggregate payments of $480,000 if the agreements are not cancelled. Our long-term accrued stock compensation relates to employee restricted stock awards that can be settled by us in stock or cash, unless certain cash flow objectives are met, and then, only in stock. We do not have any capital lease obligations, long-term purchase obligations, off-balance sheet arrangements or any other long-term liabilities besides those listed above.

Critical Accounting Policies

        Our accounting policies are explained in Note 1 to the audited consolidated financial statements included in Part IV of this Report. We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors' understanding of our operating results and financial condition.

        Long-Lived Assets—Our long-lived assets include capitalized costs of filing patent applications, capitalized licenses and property and equipment. See Notes 1, 3 and 4 to the audited consolidated financial statements included in Part IV of this Report for more detail regarding our long-lived assets. We evaluate our long-lived assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management's judgment. If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. The net carrying value of long-lived assets at December 31, 2004, subject to possible impairment charges in the future, are presented by location in the following table below:

	Vacaville California		Owensboro Kentucky	Germantown Maryland	Total
Machinery and equipment	$1,289,000		$1,297,000	$—	$2,586,000
Land, building and leasehold improvements	6,000		4,240,000	966,000	5,212,000
Patents	1,442,000	*	—	—	1,442,000
Licensees	752,000		—	—	752,000

	$3,489,000		$5,537,000	$966,000	$9,992,000

*
Patent technology is also used at the Owensboro, Kentucky biomanufacturing facility.

        All long-lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents and intellectual property licenses. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management's judgment.

        Stock-Based Compensation—During 2003, we adopted Statement of Financial Accounting Standards No. 123, or SFAS 123, "Accounting for Stock-Based Compensation" effective as of January 1, 2003 for its stock-based employee compensation plans using the prospective recognition method under Statement of Financial Accounting Standards No. 148, or SFAS 148,"Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123." This method applies the recognition provisions of SFAS 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, recognized compensation expense for those issuances under our stock-based employee compensation plans. Methodologies used for calculations such as the Black-Scholes option-pricing model and variables such as volatility and expected life are based upon management's judgment. Such methodologies and variables are reviewed and updated periodically for appropriateness and affect the amount of recorded charges. See Notes 1 and 8 to the audited consolidated financial statements included in Part IV of this Report for more information on the amounts, methodologies and variables related to non-cash stock-based compensation charges.

Inflation

        We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Factors That May Affect Our Business

Risks Related To Our Business

  The Company's recurring losses from operations and current cash and cash equivalent balance raise substantial doubt about its ability to continue as a going concern.

        Our cash balance was $1,112,000 at December 31, 2004, and we have incurred negative operating cash flows of $14,566,000 during 2004. We have realized significant net losses and negative operating cash flows in recent years and in the year ended December 31, 2004. Based upon our current cash balance, our current rate of negative operating cash flows and the expected cost to complete the development of our products, we cannot assure you that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

        Our revenues for the years ended December 31, 2004 and 2003 were $1,767,000 and $3,570,000, respectively. We do not expect our revenues to change in 2005. We may be required to further reduce our operating costs by further restructuring our operations or reducing the scope of our development programs. These actions would adversely affect our ability to generate new sources of revenue. If we are unable to significantly increase our revenues and cash received from customers, we will not be able to achieve profitability or positive operating cash flows, our working capital will continue to erode, and our business will suffer.

        We need to continue funding our product development programs. Our recombinant Aprotinin, Alpha-galactosidase A, and Interferon alpha 2a and 2b require clinical trials to prove their efficacy and safety for pharmaceutical applications. We do not have sufficient working capital to complete all phases of clinical trials. Our PDI subsidiary requires funding for its start-up activities. If we are unable to raise sufficient financing or collaborative funding, we may delay or abandon some of our product development initiatives, which would likely harm our business.

  Our working capital is not sufficient to fund our operations or all of our product development initiatives.

        We require substantial working capital to continue our product development programs and to fund our operations. In addition, the risks inherent in developing innovative products or platforms, such as recombinant Aprotinin, Alpha-galactosidase A, Interferon alpha 2a and 2b, Lysosomal acid lipase and BAMF technology diagnostic tests make it difficult to forecast with certainty the capital required to commercialize our products. We may raise this capital through public or private equity financings or through collaborations or strategic partnerships. We cannot assure you that we will be able to obtain additional financing on commercially reasonable terms, if at all. Our recent operating results and our current stock price may limit our ability to raise capital by selling and issuing additional equity securities. If additional funds are raised through the issuance of equity securities or convertible debt securities, the percentage ownership of our then-current stockholders would be reduced and the value of their investments might decline. In addition, any new securities issued might have rights, preferences or privileges senior to those securities held by our existing stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants or high rates of interest, and our assets could become encumbered, which would limit our ability to borrow in the future. We may be unsuccessful in entering into any new collaboration or strategic partnership that results in significant working capital or revenue. Further, any significant revenues we generate from such collaborations or partnerships may not be realized for several quarters or years, as regulatory approval and other matters could impede commercialization of these products. If we are unable to raise sufficient additional capital, we may have to curtail or cease operations.

  We may not be able to enter into collaborations necessary to fully develop and commercialize our products and technologies, and we will be dependent on our collaborators if we do.

        We are independently pursuing some therapeutic product applications into the development stage. However, we expect to develop and commercialize most of our future products in collaboration with pharmaceutical, biotechnology and other companies. For example, our strategy concerning our recombinant Aprotinin, Alpha-galactosidase A, Interferon alpha 2a and 2b, Lysosomal acid lipase and BAMF technology diagnostic tests involves seeking partners to complete the development and commercialization of these products. We cannot assure you that such collaborative arrangements will be available to us on acceptable terms, or at all. If our cash flows continue to deteriorate or we take significant steps to reduce our expenses, potential partners may question our ability to perform and choose not to do business with us, which would make it harder for us to find a partner and would harm our ability to commercialize our products. Our success will depend in large part on our ability to enter into future collaborations with other companies for the financing of development and/or regulatory approval and commercialization of our products. Our reliance upon these companies for these capabilities will reduce our control over such activities and could make us dependent upon them. Furthermore, obtaining funds through arrangements with collaborative partners or others may require us to relinquish our rights to certain technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to sell or license our rights to certain products or technologies on terms that are worse than we might have been able to obtain in a different environment. To date, we have entered into only a limited number of collaborations. Some of our existing agreements provide us with rights to participate financially in the commercial development of products resulting from the use of our technologies. We may be unable to obtain such rights in future collaborations. In addition, unforeseen delays or complications could arise and result in the breach of our contractual obligations with our collaborators and others, or us not being able to perform at the quality and capacity levels required for success.

  We may be unable to recruit and retain senior management and other key scientific personnel on whom we are dependent.

        The loss of a number of our senior management or other key scientific personnel could significantly harm our business, cause collaborators to cease doing business with us, cause potential collaborators to decline to do business with us, or inhibit our research and development and commercialization efforts. None of our key personnel are subject to employment agreements that prevent them from leaving our employment. We face competition for research scientists and technical staff from other companies, academic institutions, government entities, nonprofit laboratories and other organizations. We have implemented 10% cash salary reductions substituting non-cash stock compensation for our highest paid employees to conserve cash. In addition, we adhere to an eighteen-month salary review process for senior personnel. Our compensation practices may be less attractive compared to our competition. Failure to recruit and retain senior management and scientific personnel on acceptable terms may prevent us from achieving our business objectives.

  We are at an early or middle stage of product commercialization, and we may not be able to successfully develop our products and technologies nor sustain commercial use of our technology.

        We are in an early or middle stage of commercialization, and we are subject to all of the risks inherent in the development of a business enterprise, including the need for substantial capital to support the development of our products and technologies. Our anticipated products most likely will require that we enter into new collaborations before we can manufacture and/or market them. For instance, we believe that our NHL vaccine, which is ready for Phase II trials, cannot be further developed without collaboration. The prospects for development of our Alpha-galactosidase A, recombinant Aprotinin, Interferon alpha 2a and 2b, and Lysosomal acid lipase products are limited without collaboration or partnering support. Because we are in new and developing fields such as diagnostic tests for disease, and our research focuses on new and unproven products, our therapeutic vaccines, proteins and other therapeutics under development may not be effective for their intended purpose, or may not meet regulatory requirements for safety and efficacy. In addition, even if we successfully develop a product, there may not be a substantial commercial market for that product at commercially viable prices.

  We are in new and developing fields and there may not be a market for our technologies.

        Our technologies, including our GENEWARE and BAMF technology, have limited commercial precedent. Much of our research is fundamentally unique, and we cannot assure the acceptance of its scientific merit or the benefits of products produced by it, nor that the public will react favorably to it. The usefulness of the information and products generated by our proteomics, functional genomics and bioinformatics technologies is unproven, and our collaborators and potential collaborators may determine that they are not useful, cost-effective, or otherwise unacceptable to them. We generate large amounts of data from our research with genes and proteins and we may not be able to mine or integrate this data in a timely manner or turn it into commercially viable information. In addition, because our fields are characterized by rapid innovation, we must complete development of our technologies in time to meet market demand, if any. If we fail to do so, it is likely that other technologies and companies will predominate and we will not be able to earn a sufficient return on our investment.

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

        Our directors, our executive officers and principal stockholders affiliated with our directors and executive officers beneficially own, in the aggregate, approximately 21% of our outstanding common stock as of April 8, 2005. The concentration of ownership in combination with other common stockholders may collectively influence significant corporate transactions such as mergers, changes in control, consolidation or sale of some or all of our assets, and other significant corporate transactions requiring shareholder approval.

  Our stockholder rights plan and provisions of our charter documents and Delaware law may inhibit a takeover, which could adversely affect our stock price.

        We have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of May 4, 2001. Subject to certain specified exceptions and limitations under the rights plan, we will continue to issue one right for each share of common stock that becomes outstanding after May 4, 2001. Each right entitles the holder to purchase one unit consisting of one one-hundredth of a share of our Series A Junior Participating Preferred Stock for $45 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding shares of common stock, holders of the rights (other than the person or group causing their exercisability) will be able to purchase, in exchange for the $45 exercise price, shares of our common stock or of any company into which we are merged having a value of $90. In addition, the board of directors has the option, under certain circumstances, to exchange each right (other than rights held by the person or group triggering the board of directors' option) for a share of common stock for no additional consideration on the part of the holder of the right. The rights expire on April 27, 2011. Our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) by causing substantial dilution of the stock ownership of a person or group attempting to acquire control of us. Our rights plan may have the effect of discouraging takeover attempts because a potential acquirer would have to negotiate with our board of directors to avoid suffering dilution.

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

        The testing, marketing and sale of our and our collaborators' products and diagnostic tests will entail a risk of allegations of product liability, and third parties may assert substantial product liability claims against us. While we have limited product liability insurance to protect against this risk, adequate insurance coverage may not be available at an acceptable cost, if at all, in the future and a product liability claim or product recall could materially and adversely affect our business. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of the products and diagnostic tests developed by our collaborators or us. If we are sued for any injury allegedly caused by our products or our collaborators' products, our liability could exceed our total assets and our ability to pay the liability.

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

        With respect to identifying proteins uniquely associated with disease states or as targets for drug therapy, we are aware that companies have published patent applications relating to nucleic acids encoding specific proteins. We are also aware of issued and pending patent applications covering certain aspects of bioinformatic-based diagnostic testing. The issued patents by the U.S. Patent and Trademark Office to these companies may limit our ability and the ability of our collaborators to practice under any patents that may be issued to us. Also, even if the U.S. Patent and Trademark office issues us a patent, the scope of coverage or protection afforded to the patent may be limited.

  We may not be able to protect our know-how and trade secrets.

        We generally control the disclosure and use of our know-how and trade secrets using confidentiality agreements. It is possible, however, that:

  •
  Some or all confidentiality agreements will not be honored without our knowledge;

  •
  Third parties will independently develop equivalent technology;

  •
  Disputes might arise with our consultants, collaborators or others concerning the ownership of intellectual property; and/or

  •
  Unauthorized disclosure of our know-how or trade secrets will occur without our knowledge.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investments consist of money market funds and bank certificates of deposit. The Company does not invest in derivative instruments. The Company mitigates its risk of principle loss by investing only in securities of high quality issuers with maturities of less than one year and limiting the amount of credit exposure to any one issuer.

        The table below presents the amortized principal amount and weighted average interest rates at December 31, 2004. The amortized principal amount matures within 90 days and approximates fair value at December 31, 2004. If market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2004, the fair value of our investments would change by an immaterial amount.

	Amortized Principal Amount	Weighted Average Interest Rate
Cash and cash equivalents	$1,112,000	1.78%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        (a)    Disclosure controls and procedures.    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within these entities.

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

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors.

        Information with respect to directors may be found in the section captioned "Proposal No. 1: Election of Directors" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Executive Officers.

        Information with respect to executive officers may be found in the section captioned "Executive Officers" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Section 16(a) Compliance.

        Information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 that is required by this Item may be found in the section captioned "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Code of Ethics.

        The Registrant has adopted a code of ethics that applies to the Registrant's principal executive officer, principal financial officer, principal accounting officer, controller and person performing similar functions. The text of such code of ethics is posted on the Registrants website at www.lsbc.com/policies.html.

Item 11. Executive Compensation

        Information with respect to executive compensation may be found in the section captioned "Executive Compensation and Related Information" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to security ownership of certain beneficial owners and management may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

        Information with respect to compensation plans under which shares of our common stock may be issued may be found in the section captioned "Equity Compensation Plans Information" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information with respect to certain relationships and related transactions may be found in the section captioned "Certain Relationships and Related Transactions" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        Information with respect to principal accountant fees and services may be found in the section captioned "Proposal No. 2: Ratification of Appointment of Auditors" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

        The following financial statements are included herein:

Financial Statement Schedules

        See index above

Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	S-1	08/09/00	3.1
3.2	Amended and Restated Bylaws, as amended on July 20, 2001.	10-Q	11/13/01	3.1
3.3	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Registrant, as filed with the Secretary of State of the State of Delaware on May 4, 2001.	8-A	05/04/01	3.2
4.1	Form of registrant's Specimen Common Stock Certificate.	S-1	08/09/00	4.1
4.2	Information and Registration Rights Agreement dated October 11, 1990 by and among the registrant and the parties who are signatories thereto.	S-1	08/09/00	4.2
4.3	Amendment to the Information and Registration Rights Agreement dated October 10, 1991 by and among the registrant and the parties who are signatories thereto.	S-1	08/09/00	4.3

4.4	Second amendment to the Information and Registration Rights Agreement dated October 10, 1991 by and among the registrant and the parties who are signatories thereto.	S-1	08/09/00	4.4
4.5	Third Amendment to the Information and Registration Rights Agreement dated March 20, 1998 by and among the registrant and the parties who are signatories thereto.	S-1	08/09/00	4.5
4.6	Fourth Amendment to the Information and Registration Rights Agreement dated September 1, 1998 by and among the registrant and the parties who are signatories thereto.	S-1	08/09/00	4.6
4.7	Warrant to purchase 21,991 shares of common stock dated January 29, 1988, assigned by the registrant on January 14, 2000 to Arnold Zimmerman.	S-1	08/09/00	4.12
4.8	Warrant to purchase 21,991 shares of common stock dated January 29, 1988 assigned by the registrant on January 29, 2000 to Sebastian J. Trusso.	S-1	08/09/00	4.13
4.9	Warrant Agreement to purchase 21,991 shares of common stock assigned by the registrant to Arnold Zimmerman.	S-1	08/09/00	4.14
4.10	Warrant Agreement to purchase 21,991 shares of common stock assigned by the registrant to Sebastian J. Trusso.	S-1	08/09/00	4.15
4.11	Rights Agreement dated April 27, 2001 between registrant and Equiserve Trust Company, as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares.	8-A	05/04/01	4.1
4.12	Securities Purchase Agreement dated March 8, 2004, by the registrant and investors.	10-K	03/29/04	4.1
4.13	Registration Rights Agreement dated March 8, 2004, by the registrant and investors.	10-K	03/29/04	4.2
4.14	Common Stock Purchase Warrant agreements to purchase 1,492,044 shares of common stock dated March 8, 2004, by the registrant to investors.	10-K	03/29/04	4.3
4.15	Amendment to warrant as of March 8, 2004, by the registrant and investors.	10-K	03/29/04	4.4
4.16	Common Stock Purchase Warrant dated December 17, 2004, issued by the Registrant to Kentucky Technology, Inc.	8-K	12/23/04	4.1

4.17	Registration Rights Agreement dated December 17, 2004, between the Registrant and Kentucky Technology, Inc.	8-K	12/23/04	4.2
10.1*	Registrant's 2000 Stock Incentive Plan.	S-1	08/09/00	10.2
10.2*	Registrant's 2000 Employee Stock Purchase Plan.	S-1	08/09/00	10.3
10.3*	Form of registrant's Directors' and Officers' Indemnification Agreement.	S-1	08/09/00	10.4
10.4	Dow Collaboration and License Agreement dated August 24, 1998, by and among the registrant and The Dow Chemical Company and its subsidiary Dow AgroSciences LLC.	S-1	08/09/00	10.5
10.5	Lease Agreement dated October 15, 1987, and amendments 1 through 8 thereto between the registrant and Mission Vacaville Limited partnership.	S-1	08/09/00	10.9
10.6	Ninth Amendment to Lease Agreement between registrant and Mission Vacaville Limited partnership, dated July 31, 2000.	10-K	04/02/01	10.11
10.7	Tenth Amendment to Lease Agreement between registrant and Woodlawn Foundation (successor-in-interest to Mission Vacaville Limited partnership), March 1, 2001.	10-K	04/02/01	10.12
10.8	Lease Agreement dated July 26, 2000 between Large Scale Proteomics Corporation and Westphalia Center II Limited partnership.	10-K	04/02/01	10.13
10.9*	Letter Agreement between registrant and John D. Fowler, Jr.	10-K	04/01/02	10.14
10.10*	Stock Purchase Subscription Agreement between registrant and John D. Fowler, Jr.	10-K	04/01/02	10.15
10.11*	Warrant to Purchase Common Stock between registrant and John D. Fowler, Jr.	10-K	04/01/02	10.16
10.13*	Stock Issuance Agreement between registrant and John D. Fowler, Jr.	10-K	04/01/02	10.17
10.14*	Letter Agreement between registrant and Ronald J. Artale.	10-K	04/01/02	10.18
10.15	Form of Stock Issuance Agreement Under the 2000 Stock Incentive Plan	10-Q	11/14/02	10.01
10.16*	Separation of Employment Agreement between registrant and Robert L. Erwin	10-Q	8/14/03	10.01
10.17*	Separation of Employment Agreement between registrant and David R McGee.	10-Q	8/14/03	10.02

10.18	Eleventh Amendment to Lease Agreement between registrant and Woodlawn Foundation, dated December 23, 2003.	10-Q	5/14/04	10.1
10.19	Agreement of Sublease between Registrant and Advancis Pharmaceutical Corporation, dated August 4, 2004 and related agreements.	10-Q	11/15/04	10.1
10.20	Loan Agreement and related exhibits, Promissory Note, Security Agreement and Mortgage dated December 17, 2004, between the Registrant and Kentucky Technology, Inc.	8-K	12/23/04	10.1
10.21	Convertible Promissory Note, dated March 3, 2005, between the Registrant and Kevin J. Ryan	8-K	3/4/05	10.1
21.1	Large Scale Biology Corporation Subsidiaries.				X
23.1	Independent Auditors' Consent.				X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*
Management contract or compensatory plan or arrangement filed as exhibits pursuant to Items 15(a) and 15(c) of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Large Scale Biology Corporation

        We have audited the accompanying consolidated balance sheets of Large Scale Biology Corporation and its subsidiaries (collectively the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Large Scale Biology Corporation and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and current cash and cash equivalent balance raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
April 15, 2005

LARGE SCALE BIOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,112,000	$7,737,000
Accounts receivable, net of allowance of $154,000	133,000	265,000
Prepaid expenses	521,000	706,000

Total current assets	1,766,000	8,708,000
Property, plant and equipment, net	7,798,000	8,628,000
Intangible assets, net	2,194,000	3,074,000
Other assets	1,037,000	570,000

	$12,795,000	$20,980,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$735,000	$563,000
Accrued employee compensation	343,000	889,000
Accrued expenses	24,000	93,000
Current portion of long-term debt	—	52,000
Deferred revenue and customer advances	28,000	147,000

Total current liabilities	1,130,000	1,744,000
Long-term debt	1,000,000	209,000
Accrued stock compensation	898,000	708,000
Deferred rent	336,000	—

Total liabilities	3,364,000	2,661,000

Commitments (Note 7)
Stockholders' equity:
Common stock, par value $.001 per share; 60,000,000 shares authorized; 31,382,813 and 25,901,273 shares issued and outstanding at December 31, 2004 and 2003, respectively	201,074,000	192,541,000
Stockholders' notes receivable	(20,000)	(24,000)
Accumulated deficit	(191,623,000)	(174,198,000)

Total stockholders' equity	9,431,000	18,319,000

	$12,795,000	$20,980,000

See accompanying notes to consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
Revenues	$1,767,000	$3,570,000	$2,622,000

Costs and expenses:
Development agreements	2,263,000	4,720,000	1,247,000
Research and development	9,288,000	11,511,000	21,191,000
General and administrative	7,690,000	9,159,000	12,162,000
Impairment of property	—	3,598,000	433,000
Impairment of goodwill	—	—	839,000
Amortization of purchased intangibles	—	52,000	624,000

Total costs and expenses	19,241,000	29,040,000	36,496,000

Loss from operations	(17,474,000)	(25,470,000)	(33,874,000)

Other income (expense):
Interest income	68,000	191,000	707,000
Interest expense	(19,000)	(14,000)	(17,000)

Total other income, net	49,000	177,000	690,000

Loss before provision for income taxes	(17,425,000)	(25,293,000)	(33,184,000)
Provision for income taxes	—	—	—

Net loss	$(17,425,000)	$(25,293,000)	$(33,184,000)

Net loss per share—basic and diluted	$(.58)	$(.99)	$(1.33)

Weighted average shares outstanding—basic and diluted	30,276,718	25,619,363	24,991,201

See accompanying notes to consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Amount
	Number of Shares of Common Stock
		Common Stock	Stockholders' Notes Receivable	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
Balances, December 31, 2001	24,892,989	$191,901,000	$(50,000)	$(3,093,000)	$(115,721,000)	$73,037,000
Issuance of common stock by Employee Stock Purchase Plan	61,756	135,000				135,000
Issuance of common stock for services.	17,162	31,000				31,000
Exercise of stock options	67,969	5,000				5,000
Common stock awarded to employees	226,003	245,000		(245,000)		—
Common stock reverted to the company	(42,126)	(145,000)		145,000		—
Credit for common stock options issued to non-employees		(12,000)				(12,000)
Payments on notes receivable			4,000			4,000
Amortization of deferred compensation				2,643,000		2,643,000
Net loss					(33,184,000)	(33,184,000)

Balances, December 31, 2002	25,223,753	192,160,000	(46,000)	(550,000)	(148,905,000)	42,659,000
Issuance of common stock by Employee Stock Purchase Plan	56,482	53,000				53,000
Exercise of stock options	57,167	39,000				39,000
Common stock awarded to employees	607,052	(21,000)		42,000		21,000
Common stock reverted to the company	(43,181)	(149,000)		149,000		—
Stock compensation expense for options issued to employees		379,000				379,000
Stock compensation expense for options issued to non-employees		80,000				80,000
Payments on notes receivable			22,000			22,000
Amortization of deferred compensation				359,000		359,000
Net loss					(25,293,000)	(25,293,000)

Balances, December 31, 2003	25,901,273	192,541,000	(24,000)	—	(174,198,000)	18,319,000
Issuance of common stock by Employee Stock Purchase Plan	50,794	44,000				44,000
Exercise of stock options	58,080	56,000				56,000
Common stock awarded to employees	146,858	148,000				148,000
Issuance of common stock	5,220,208	7,583,000				7,583,000
Issuance of common stock for services.	5,600	9,000				9,000
Vesting of warrant issued with long-term debt		5,000				5,000
Stock compensation expense for options issued to employees		625,000				625,000
Stock compensation expense for options issued to non-employees		63,000				63,000
Payments on notes receivable			4,000			4,000
Net loss					(17,425,000)	(17,425,000)

Balances, December 31, 2004	31,382,813	$201,074,000	$(20,000)	$—	$(191,623,000)	$9,431,000

See accompanying notes to consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(17,425,000)	$(25,293,000)	$(33,184,000)

Reconciliation of net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	1,519,000	2,722,000	4,074,000
Amortization of intangible assets	549,000	1,099,000	1,888,000
Stock compensation expense	1,052,000	1,571,000	2,662,000
Vesting of warrant issued with long-term debt	5,000	—	—
Impairment of goodwill	—	—	839,000
Impairment of property	—	3,598,000	433,000
Write-off of capitalized patent costs	362,000	389,000	396,000
Loss on sale of equipment	18,000	156,000	—
Provision for doubtful accounts receivable	—	154,000	—
Interest received in excess of interest accrued	—	159,000	278,000
Changes in assets and liabilities:
Accounts receivable	132,000	(83,000)	(131,000)
Prepaid expenses	185,000	331,000	169,000
Other assets	(611,000)	70,000	143,000
Accounts payable	46,000	(363,000)	(749,000)
Accrued employee compensation	(546,000)	402,000	(295,000)
Accrued expenses	(69,000)	(21,000)	(102,000)
Deferred revenue and customer advances	(119,000)	(98,000)	(353,000)
Deferred rent	336,000	—	—

Total adjustments	2,859,000	10,086,000	9,252,000

Net cash used in operating activities	(14,566,000)	(15,207,000)	(23,932,000)

Cash flows from investing activities:
Purchases of marketable securities	—	(8,984,000)	(22,681,000)
Proceeds from matured marketable securities	—	23,665,000	32,287,000
Proceeds from sale of assets	180,000	—	—
Capital expenditures	(761,000)	(83,000)	(968,000)
Increase in patents and intellectual property licenses	(31,000)	(76,000)	(629,000)

Net cash provided by (used in) investing activities	(612,000)	14,522,000	8,009,000

Cash flows from financing activities:
Proceeds from issuance of common stock	7,666,000	68,000	5,000
Proceeds from issuance of long-term debt	1,000,000	—	—
Proceeds from stockholder loan payments	4,000	22,000	4,000
Change in restricted cash	144,000	143,000	143,000
Principal payments on long-term debt	(261,000)	(49,000)	(46,000)

Net cash provided by financing activities	8,553,000	184,000	106,000

Net decrease in cash and cash equivalents	(6,625,000)	(501,000)	(15,817,000)
Cash and cash equivalents at beginning of year	7,737,000	8,238,000	24,055,000

Cash and cash equivalents at end of year	$1,112,000	$7,737,000	$8,238,000

See accompanying notes to consolidated financial statements.

LARGE SCALE BIOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

        Large Scale Biology Corporation and its subsidiaries (collectively, the "Company," "we" or "our") is a product-focused biotechnology company using proprietary technologies to develop and manufacture recombinant biologics. Our biomanufacturing opportunities include vaccines, complex proteins and follow-on off-patent therapeutics. The Company's proprietary systems are supported by patents and patent applications. The Company's corporate offices, research and development and its subsidiary company, Predictive Diagnostics, Inc. ("PDI") are headquartered in Vacaville, California. The Company's biomanufacturing operation is located in Owensboro, Kentucky.

        The Company incurred net losses of $17,425,000, $25,293,000 and $33,184,000 and negative operating cash flows of $14,566,000, $15,207,000 and $23,932,000 in the years ended December 31, 2004, 2003 and 2002, respectively. These negative cash flows were financed primarily by proceeds from the Company's IPO in 2000 and a private placement of our common stock during the first quarter of 2004. The Company's history of negative cash flows and its cash and cash equivalent balance of $1,112,000 at December 31, 2004, raise substantial doubt about the Company's ability to continue as a going concern, absent any new sources of significant cash flows. In an effort to mitigate this near-term concern, the Company is seeking to obtain debt or equity financing. In addition, the Company is seeking to secure funds for our subsidiary, PDI, and the Company through a sale of PDI stock held by the Company. The Company is also pursuing opportunities for significant revenue growth and concurrent sources of working capital with other companies for the joint development and commercialization of recombinant Aprotinin, Lysosomal acid lipase and Interferon alpha 2a and 2b products. The Company is currently in discussions with pharmaceutical companies capable of marketing these products. The commercialization of these products for therapeutic applications will require approval by the FDA and product scale-up at our biomanufacturing facility under FDA regulations. However, we cannot assure you that we will successfully obtain equity or debt financing or product related revenues as such events are subject to factors beyond the Company's control. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

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

        Concentrations of Credit Risk—During 2004 revenues from various federal government agencies and a commercial customer were 50% and 19% of our total revenues, respectively. During 2003 revenues from The National Institute of Environmental Health Sciences ("NIEHS"), various other federal government agencies and this same commercial customer were 59%, 16% and 11% of our total revenues, respectively. NIEHS terminated its contract with the Company as of December 31, 2003 (see Note 2). During 2002 revenues from various federal government agencies including NIEHS and a different commercial customer were 55% and 17% of our total revenues, respectively.

        The Company's cash and cash equivalents, marketable securities and accounts receivable are monitored for exposure to concentrations of credit risk. Cash equivalents and marketable securities consist of high quality credit instruments and management regularly monitors their composition and maturities. Substantially all of the Company's accounts receivable are derived from revenue earned from customers located within the United States. Management monitors the amount of credit exposure related to accounts receivable on an ongoing basis and generally requires no collateral from customers. We maintain allowances for estimated probable losses, when applicable.

        The following table summarizes the activity for the Company's allowance for accounts receivable:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2002	—	—	—	—
Year ended December 31, 2003	—	$154,000	—	$154,000
Year ended December 31, 2004	$154,000	—	—	$154,000

        Fair value of Financial Instruments—The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of debt is based upon current interest rates for debt instruments with comparable maturities and characteristics and approximates the carrying amount.

        Property, Plant and Equipment—Property, plant and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which are 3 to 10 years for machinery and equipment, the shorter of the lease term or estimated economic life for leasehold improvements and 30 years for buildings.

        Computer Software—Software developed for internal research and development activities is expensed as incurred.

        Intangible Assets—Our policies with respect to intangible assets are as follows:

  •
  Patents—The legal costs of filing patent applications are capitalized if they relate to commercially viable technologies. Commercially viable technologies are those technologies that are projected to generate future positive cash flows in the near term. Legal costs associated with patents applications that are not determined to be commercially viable are expensed as incurred. Once patents are issued, capitalized costs are amortized over the shorter of the patent's statutory or estimated economic life, ranging from 5 to 20 years as of December 31, 2004.

  •
  Intellectual Property Licenses—The Company pays license fees to individuals or other companies under licensing agreements. These agreements provide the Company with exclusive or non-exclusive rights to use specified technologies during the license periods. License fees are capitalized if the agreements relate to commercially viable technologies. Capitalized license fees are amortized over the estimated economic life of the specified technology of 5 years as of December 31, 2004.

  •
  Purchased intangibles—Purchased intangibles related to the Company's acquisition of the Germantown proteomics business were fully amortized by January 2003.

        Impairment of Long Lived Assets—The Company's long-lived assets include capitalized patents, intellectual property licenses, property and equipment related to our research facilities in California and our biomanufacturing plant in Kentucky and leasehold improvements in Maryland (See Note 3). We evaluate our long-lived assets for impairment in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If any of our long-lived assets are considered to be impaired, the amount of impairment to be recognized is equal to the excess of the carrying amount of the assets over the fair value of the assets (see Notes 3, 4, and 5).

        Revenue Recognition—We currently receive revenues for sponsored research from commercial companies and government agencies. Funds received for sponsored research is typically non-refundable and not based upon performance objectives or customer acceptance. Revenues for the reimbursement of research activities are recognized as the costs are incurred.

        Research and Development—Research and development costs that are related to customer funded agreements are expensed as incurred and reported as costs of development agreements. Research and development costs not related to customer-funded agreements are expensed as incurred and reported as research and development expense.

        Stock-Based Compensation—The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" effective January 1, 2003 for its stock-based employee compensation plans using the prospective recognition method under Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123." This method applies the recognition provisions of SFAS 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, recognized compensation expense for those issuances under our stock-based employee compensation plans. The fair values of stock options were estimated at the date of grant using the Black-Scholes option-pricing model and are being amortized over the vesting period of generally 3 years. For stock awards granted prior to January 1, 2003, compensation expense has not been recognized under SFAS 123, unless those stock awards were modified after January 1, 2003. During December 2004 Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), "Share Based Payment," was issued requiring the expensing of all stock-based compensation. The Company is evaluating the effects of SFAS 123R but believes its implementation will not have a material effect on the Company's financial statements since the Company had already adopted FASB 123 for its stock-based employee compensation plans as described above.

        Prior to January 1, 2003, the Company accounted for stock options granted to employees and directors and other stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. As such, the Company recognized compensation expense for stock options only if the quoted market value of the Company's common stock exceeded the exercise price of the option on the grant date. Any compensation expense realized using this intrinsic value method is being amortized over the vesting period of the option.

        The following table presents the effect on net loss and net loss per share if we had always applied the fair value recognition provisions of SFAS 123 to stock-based awards to employees:

	Year Ended December 31,
	2004	2003	2002
Net loss as reported	$(17,425,000)	$(25,293,000)	$(33,184,000)
Stock-based employee compensation expense included in reported net loss	980,000	1,296,000	—
Stock-based employee compensation expense determined using the fair value method for all awards	(2,367,000)	(5,042,000)	(4,428,000)

Pro forma net loss	$(18,812,000)	$(29,039,000)	$(37,612,000)

Net loss per share:
Basic and diluted—as reported	$(0.58)	$(0.99)	$(1.33)

Basic and diluted—pro forma	$(0.62)	$(1.13)	$(1.51)

        The fair values of employee stock options are estimated for the calculation of 2004 stock compensation expense and for the pro forma adjustments in the above table at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2004, 2003 and 2002: expected volatility of 118%, 93% and 109%, respectively; average risk-free interest rate of 3.4%, 2.8% and 4.3%, respectively; initial expected life of six years; and no expected dividend yield and amortized over the vesting period of typically 3 to 4 years.

        Stock options issued to non-employees as consideration for services provided to the Company have been and continue to be accounted for under the fair value method in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which requires that compensation expense be recognized for all such options.

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

        Net Loss Per Share—Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. The weighted average number of potentially dilutive common shares are 366,163 in 2004, 7,064 in 2003 and 688,545 in 2002. These shares were excluded from diluted loss per share because of their anti-dilutive effect.

        Reclassifications—Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

2. Wind Down of the Germantown Proteomics Business and Severance Benefits

        The National Institute of Environmental Health Services ("NIEHS") contract with the Company was terminated for the Government's convenience after an agreed upon wind-down period ending on December 31, 2003. Revenues attributable to NIEHS were $2,117,000 and $809,000 in 2003 and 2002, respectively. No revenues attributable to NIEHS were recorded during 2004

        The NIEHS contract with the Company includes Federal Acquisition Regulation ("FAR") clause 52.249-6, "Termination (Cost-Reimbursement)" that provides for claims for termination costs under the cost principles and procedures in FAR Part 31. During 2004 the Company submitted its claim for reimbursement of termination costs to NIEHS. The amount of the settlement has not yet been determined. No amounts have been recorded for our claim of termination costs or any other costs under the contract except for the normal reimbursement of research activities recognized as revenues when these costs were incurred. We expect that the Company's claim will be recognized as income when the government has agreed to the settlement amount and the collection of the settlement is reasonably assured.

        The wind down of the Company's Germantown, Maryland 2-dimensional gel fee-for-service proteomics business resulted in impairment charges of $3,598,000 in 2003 that reduced the carrying value of property, plant and equipment (see Note 3). In connection with our 2003 restructuring plans and staff reductions, we accrued $1,401,000 for severance payments and other related termination benefits provided to employees. Of this amount, $860,000 was paid during 2003, resulting in $541,000 in accrued expenses at December 31, 2003 that was paid during 2004. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. In general, we use a formula based on the number of years of service to calculate the termination benefits to be provided to affected employees.

3. Property, Plant and Equipment

	December 31,
	2004	2003
Machinery and equipment	$15,300,000	$17,326,000
Leasehold improvements	4,539,000	4,539,000
Building	4,643,000	4,616,000
Land	373,000	373,000

	24,855,000	26,854,000
Accumulated depreciation	(17,057,000)	(18,226,000)

	$7,798,000	$8,628,000

        In 2003 we determined that certain machinery and equipment and leasehold improvements were impaired, due to the wind down of the Company's Germantown, Maryland 2-dimensional gel fee-for-service proteomics business (see Note 2). The impairment charges of $3,598,000 represents the excess of the net book value of leasehold improvements, and machinery and equipment over an estimate of recoverable NIEHS contract termination costs, expected cash received from asset disposition, net book value of re-deployed assets and the discounted net expected cash flows of a property sublease. Impairment charges of $3,105,000 reduced the net carrying value of certain leasehold improvements to a fair value of $1,128,000 and an impairment charge of $493,000 reduced the net carrying value of certain machinery and equipment to a fair value of $750,000. The remaining cost of leasehold improvements will be expensed matching future income from a property sublease and recoverable amounts related to the NIEHS contract. The costs of machinery and equipment are included in property, plant and equipment at December 31, 2003 as the specific assets to be re-deployed or deemed held for sale had not yet been determined and the program to dispose of the assets had not yet been initiated at December 31, 2003. Subsequently, net proceeds of $180,000 were received and a loss on sale of equipment of $18,000 was recorded as the machinery and equipment with gross and net book values of $2,886,000 and $198,000, respectively, was sold or scrapped during 2004.

        In 2002 we determined that certain machinery and equipment, related to the Company's Germantown, Maryland operation, was permanently idle. As a result, we recognized an impairment charge of $433,000 to reduce these assets to an estimated net book salvage value of $350,000. These assets were deemed held for sale and included in prepaid and other current assets in the consolidated balance sheet at December 31, 2002. Subsequently, a loss on sale of equipment of $156,000 was recorded during 2003.

4. Intangible Assets

	December 31,
	2004	2003
Capitalized patent costs	$1,852,000	$2,183,000
Intellectual property licenses	3,264,000	3,264,000

	5,116,000	5,447,000
Accumulated amortization	(2,922,000)	(2,373,000)

	$2,194,000	$3,074,000

        Capitalized patent costs at December 31, 2004 include $1,483,000 relating to issued or allowed patents for which amortization has begun. The remaining amounts relate to pending patents for which amortization will begin when the patents are issued or allowed. Periodically, we review our patent portfolio and have determined that certain patent applications, no longer possessed commercial viability or were abandoned since they were inconsistent with the Company's business development strategy. As a result, general and administrative expense included charges of $362,000, $389,000 and $396,000 for the write-off of capitalized patent costs in 2004, 2003 and 2002, respectively. General and administrative expense included patent amortization charges of $119,000, $99,000 and $42,000 in 2004, 2003 and 2002, respectively.

        Intellectual property licenses at December 31, 2004 are comprised of $2,150,000 paid to The Dow Chemical Company for worldwide rights to certain plant gene technologies, $614,000 paid to Plant Biosciences Limited for worldwide exclusive rights to specified technologies and $500,000 paid to Icon Genetics AG for the right to utilize specified technologies (see Note 12). Research and development expense included amortization of intellectual property licenses of $430,000, $948,000 and $1,003,000 in 2004, 2003 and 2002, respectively.

        Excluding the $369,000 of patent cost of which amortization has not yet commenced, the following table presents future amortization of intangible assets:

2005	$583,000
2006	473,000
2007	141,000
2008	118,000
2009	71,000
Thereafter	439,000

Total amortization	$1,825,000

Goodwill

        In connection with the acquisition of the Germantown proteomics business, the Company recorded goodwill equal to the excess of the fair value of the consideration given over the estimated fair value of the assets and liabilities received. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" that resulted in discontinuing the amortization of goodwill effective January 1, 2002. Instead, the unamortized balance of goodwill must be tested for impairment annually, or sooner if indicators of potential impairment exist, based upon a fair value approach.

        In accordance with SFAS No. 142, we performed an initial impairment test of goodwill as of January 1, 2002 and found no evidence of impairment. However, our annual impairment test of goodwill on December 31, 2002 indicated the goodwill balance was impaired as the fair value of the Germantown proteomics business was determined to be less than its carrying value. As a result, we recognized an impairment charge of $839,000, equal to the remaining balance of goodwill. We evaluated several factors to determine the fair value of the proteomics business including projected cash flows from the proteomics business and the significant decrease in the Company's market capitalization during 2003.

5. Other Assets

	December 31,
	2004	2003
Restricted cash	$587,000	$430,000
Accrued sublease income	378,000	—
Employee notes receivable	47,000	114,000
Deposits	25,000	26,000

	$1,037,000	$570,000

        Restricted cash represent certificate of deposits held as security for facility leases. During August 2004 the Company entered into a sublease of its entire Germantown, Maryland facility to the end of the lease term in 2010. Sublease receipts are recorded as a reduction in rental expense. The sublease provided for free rent starting on August 23, 2004. Accrued sublease income represents total sublease rental income recognized on a straight-line monthly basis in excess of actual rental receipts which will begin on March 11, 2005. The related rental expense recognized on a straight-line monthly basis in excess of actual rental payments is presented as deferred rent on the consolidated balance sheets.

6. Long-term Debt

	December 31,
	2004	2003
Note payable in the amount of $2,900,000	$1,000,000	—
Note payable in the amount of $500,000, repaid on December 20, 2004	—	$261,000

Less current portion	—	(52,000)

Long-term debt	$1,000,000	$209,000

        The following table presents future principal debt payments:

2005	—
2006	$1,000,000

Total principle payments	$1,000,000

        On December 17, 2004, the Company entered into a $2.9 million loan agreement, with an initial advance of $1.0 million received on December 20, 2004, and a second advance of $1.9 million received on January 14, 2005. In connection with this loan agreement, the Company issued a common stock purchase warrant to purchase a maximum of 700,000 shares of common stock at $1.42 per share (see Note 8). Borrowings under the loan bear interest at 8% and are secured by a first priority lien on the Company's assets located at its Owensboro, Kentucky facility including land, building and improvements; fixtures, machinery and equipment; and certain patented intellectual property and related know-how used at the Owensboro facility. The borrowed funds were partially used to repay existing long-term debt and the use of such funds is restricted to working capital and acquisition of machinery and equipment to be installed at the Owensboro facility. The loan contains certain representations and warranties and financial and other covenants. In addition, the Company is subject to covenants limiting transactions with affiliates, additional indebtedness and leases, asset sales, and liens on properties. The Company believes that it is in full compliance with these covenants. The principal balance under the loan is due on June 17, 2006 and interest is due quarterly commencing on March 17, 2005.

7. Commitments

        The following table presents future non-cancelable minimum payments under all of the Company's operating leases and research agreements:

	Operating Leases
	Minimum Rental	Sublease Rental	Net Rental Payments	Research Agreements
2005	$1,525,000	$(649,000)	$876,000	$177,000
2006	1,578,000	(830,000)	748,000	—
2007	1,633,000	(855,000)	778,000	—
2008	1,690,000	(881,000)	809,000	—
2009	1,050,000	(907,000)	143,000	—
Thereafter	935,000	(935,000)	—	—

	$8,411,000	$(5,057,000)	$3,354,000	$177,000

        In addition to the future non-cancelable minimum payments above, certain of the research agreements require future aggregate payments of $480,000 if the agreements are not cancelled. During August 2004 the Company entered into a sublease of its entire Germantown, Maryland facility to the end of the lease term in 2010 that will reduce the Company's operating lease commitments. Associated facility operating expenses were reduced by approximately $16,000 per month starting during August 2004. In addition, the sublease receipts will be greater than the lease payments by $9,000 per month starting on March 12, 2005. These expected sublease receipts are reflected in the table above to the extent that they offset the Germantown, Maryland minimum rental payments.

        The Company leases facilities under operating leases and incurred facility rental expenses of $1,662,000, $1,877,000 and $1,790,000 during 2004, 2003 and 2002, respectively. Additionally, the Company has research sponsorship agreements with major universities, government institutions or other companies whereby the Company funds specific projects of interest to the Company. Expenses under these agreements totaled $884,000, $446,000 and $1,434,000 during 2004, 2003 and 2002, respectively.

        The Company has patent license agreements with major universities that require the Company to pay royalties based on product sales, subject to minimum annual royalty amounts. These arrangements remain in effect until the expiration of all related patents or upon termination of the agreements by the Company. Generally, these arrangements are cancelable by the Company upon ninety days notice without significant liability to the Company. Royalty payments were $168,000, $125,000 and $100,000 in 2004, 2003 and 2002, respectively. The Company's non-cancelable obligation related to royalty agreements at December 31, 2004 was $58,000.

8. Stockholders' Equity

Stock Issued

        On March 8, 2004, the Company sold 5,169,682 shares of common stock at $1.58 a share in a private placement with gross proceeds of approximately $8.2 million and after expenses, net proceeds of approximately $7.5 million.

        In 2004 the Company issued at its fair value 50,526 shares of common stock in exchange for $48,000 of cash severance benefits paid to a terminated employee.

        In 2004 the Company issued 5,600 shares of common stock valued at fair value of $9,000 to a non-employee in exchange for scientific advisor services.

Warrants

        The Company reserved 700,000 shares of common stock for issuance upon the exercise of a warrants granted on December 17, 2004, in connection with the Company's issuance of a promissory note (see Note 6). The warrant is exercisable starting the earlier of July 31, 2006 or 45 days following the prepayment of the promissory note, and have an exercise price of $1.42 per share, subject to adjustments for stock splits, combinations, reclassifications and similar events, and expire on December 17, 2011. These warrants contain priced-based anti-dilution protective provisions providing for adjustments of the exercise price of the warrants upon the occurrence of any sale of shares below the exercise price of the warrants. The number of shares issuable under the warrant is to be determined according to a formula based on the aggregate daily principal loan balance up to a maximum of 700,000 shares of the Company's common stock. Issuable under the warrant are 5,479 shares of common stock as of December 31, 2004. The Company has granted the warrant holder certain registration rights with respect to the shares issuable upon exercise of the warrant. The fair value of the shares issuable under this warrant was estimated with the initial advance of $1.0 million received on December 20, 2004, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 118%, risk-free interest rate of 4.0%, initial expected life of seven years and no expected dividend yield. The resulting fair value is being amortized over the loan period and resulted in $5,000 of interest expense being recorded during 2004 in the consolidated statements of operations. The final advance of $1.9 million received on January 14, 2005 resulted in an additional fair value calculated on that date, which will be amortized over the remaining loan period.

        The Company reserved 1,492,044 shares of common stock for issuance upon the exercise of a warrants granted on March 8, 2004 in connection with the Company's private placement of common stock. The warrants are currently exercisable and have an exercise price of $2.18 per share, subject to adjustments for stock splits, combinations, reclassifications and similar events, and expire on September 8, 2009. These warrants contain priced-based anti-dilution protective provisions providing for adjustments of the exercise price of the warrants upon the occurrence of certain sales of shares below the exercise price of the warrants. In particular, if we issue shares of our common stock at an effective price per share less than $2.18 on or before May 5, 2005, the exercise price of these warrants will adjust downward to the lower price per share (but in no event less than $1.984 per share). Following May 5, 2005, the exercise price of these warrants will adjust downward based on a weighted formula (but in no event to a price less than $1.984 per share) if we issue shares of our common stock at an effective price per share less than $2.18. As of December 31, 2004, no such adjustments have occurred. Under the terms of the warrants, a holder may not exercise the warrant for a number of shares that would cause it to own more than 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares under the warrant.

        In 2001 an employee was granted a warrant to purchase 250,000 shares of common stock. The warrant becomes exercisable in full if the quoted value of the Company's common stock, as reported on the NASDAQ National Market, is at least an average of $6.84 for any consecutive 20-business-day period prior to February 15, 2006. The exercise price of the warrant is $5.13 per share and the warrant expires on February 14, 2012. We will recognize compensation expense of approximately $428,000 if and when the warrant becomes exercisable.

        The Company has reserved 43,983 shares of common stock for issuance upon the exercise of warrants granted during 1988. These warrants are exercisable at $1.59 per share and expire on August 9, 2005.

Employee Stock Awards

        Effective July 1, 2002, cash compensation of certain employees of the Company was reduced and replaced by restricted common stock issued under the Company's 2000 Stock Incentive Plan. Those employees received quarterly awards of common stock equal to the reduction in cash compensation divided by the closing price of the Company's common stock on the last trading day of each quarterly period. The awarded shares are vested on July 1 of each year for awards issued during the previous four quarters. The Company maintains the right to repurchase the stock at the original issuance price. The Company's repurchase right lapses if the Company realizes certain positive operating cash flows during the six-months ending June 30, two years after vesting. On the following July 31, the Company either releases the awarded shares from escrow upon the expiration of the repurchase right or pays the original issuance price in cash upon the Company's exercise of the repurchase right.

        In 2002 the Company issued 226,003 shares of common stock as stock awards and recorded deferred compensation of $245,000 and compensation expense of $41,000 following the provisions of APB 25. Of the $204,000 deferred compensation balance at December 31, 2002 related to stock awards, $162,000 was expensed during 2003 and the remaining $42,000 was reversed resulting in no deferred compensation balance at December 31, 2003 upon the Company's adoption of SFAS 123. In 2003 the Company issued 607,052 shares of common stock as stock awards and recorded total stock compensation expense for stock awards of $892,000 including the $162,000 mentioned above. In 2004 the Company issued 146,858 shares of common stock as stock awards and recorded total stock compensation expense for stock awards of $338,000. The accrued stock compensation liability was $898,000 and $708,000 at December 31, 2004 and 2003, respectively.

Employee Stock Purchase Plan

        The Company's Employee Stock Purchase Plan ("ESPP") allows employees to purchase shares of the Company's common stock through payroll deductions. The ESPP issued 50,794, 56,482 and 61,756 shares in 2004, 2003 and 2002, respectively. At December 31, 2004, a total of 1,137,178 shares of common stock were reserved and available for issuance by the ESPP.

Employee Stock Options

        Under the Company's 2000 Stock Incentive Plan (the "Plan"), the Company's employees, officers, directors and consultants may be granted options to purchase shares of the Company's common stock. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options may be granted to Company employees, directors and consultants. The vesting period and exercise price of the stock options are determined by the Company's Board of Directors. Stock options granted under the Plan are exercisable over a ten-year period from the grant date and have vesting periods ranging from immediate vesting to four years. Incentive and nonqualified stock options granted under the Plan may be granted at exercise prices no less than 100% and 85%, respectively, of the fair value of the Company's common stock on the date of grant. However, an option granted to a 10% shareholder under the Plan shall be granted at an exercise price not less than 110% of the fair value of the Company's common stock on the date of grant. The Plan includes a net exercise provision whereby shares of the Company's common stock that are owned at least one year by options holders can be exchanged at fair market value to pay the option exercise price. Employees and consultants exchanged 70,617 shares of common stock under the net exercise provision during 2002. No shares were exchanged in 2004 and 2003.

        The Company has reserved 10,046,394 shares of common stock for issuance under the Plan. At December 31, 2004, 2,939,823 shares of common stock were available for grant. Outstanding stock options are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2001	6,409,891	$6.14
Granted	1,742,250	1.28
Exercised	(138,586)	2.05
Forfeited	(1,167,901)	6.29

Outstanding, December 31, 2002	6,845,654	4.96
Granted	1,259,500	1.09
Exercised	(57,167)	.68
Forfeited	(988,918)	4.11

Outstanding, December 31, 2003	7,059,069	4.42
Granted	539,000	1.94
Exercised	(58,080)	1.07
Forfeited	(433,418)	5.29

Outstanding, December 31, 2004	7,106,571	4.20

Exercisable options:
December 31, 2002	3,962,343	6.20
December 31, 2003	5,267,899	5.18
December 31, 2004	6,011,982	4.66

        The weighted-average fair value of options granted was $1.68, $0.81 and $1.07 in 2004, 2003 and 2002, respectively. At December 31, 2004, consultants held 1,085,374 outstanding stock options.

        The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 2004:

	Outstanding Options
		Weighted- Average Remaining Contractual Life		Exercisable Options
Range of Exercise Prices	Number of Options		Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$1.10 to $2.33	2,885,334	8.10	$1.35	1,849,504	$1.29
$3.45 to $8.41	4,160,237	5.49	5.92	4,101,478	5.92
$14.31 to $22.50	61,000	5.63	22.10	61,000	22.10

	7,106,571	6.56	4.20	6,011,982	4.66

Stock Compensation

        Stock compensation expense attributed to options issued to employees and directors was $527,000 and $198,000 in 2004 and 2003, respectively. During 2004 and 2003 three officers terminated their employment with the Company. The Company's Board of Directors accelerated vesting and extended the exercise date for options previously granted to purchase 141,563 and 525,000 shares of the Company's common stock in 2004 and 2003, respectively, at exercise prices ranging from $1.23 to $7.50. These modifications of the terms of their stock options resulted in a stock compensation charge of $98,000 and $182,000 in 2004 and 2003, respectively.

        The Company granted options to consultants to purchase 15,000 shares of the Company's common stock in 2002. No options were granted to consultants in 2004 and 2003. The exercise prices per share for options granted were $1.46 in 2002. The options have a 10-year life and vest over periods ranging from three to four years. The fair value of each option was estimated on the date of grant and revalued during the vesting period using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2004, 2003 and 2002: expected volatility of 118%, 93% and 109%, respectively; risk-free interest rate of 3.9%, 3.8% and 4.3%, respectively; initial expected life of ten years; and no expected dividend yield. Stock compensation expense of $63,000 and $80,000 was recorded in 2004 and 2003, respectively, and a stock compensation credit of $12,000 was recorded in 2002 resulting from the decline in the price of the Company's common stock.

        On November 1, 2001, the Company issued 200,000 shares of common stock to an employee, subject to the Company's right of reversion. In both 2003 and 2002, the Company's right of reversion lapsed for 100,000 shares as those shares vested. The Company recorded deferred compensation of $690,000 on the grant date based upon the fair market value of the Company's common stock of $3.45 per share. At each vesting date, the employee elected to revert a portion of the vested shares to the Company to settle minimum statutory payroll taxes. A total of 43,181 and 42,126 shares were reverted to the Company and deferred compensation was reduced by $149,000 and $145,000 in 2003 and 2002, respectively. Combined expenses for stock compensation and payroll taxes were $347,000 and $142,000 in 2003 and 2002, respectively.

        On December 31, 1999, the Company granted options to employees, officers and directors to purchase 1,545,000 shares of the Company's common stock. These options have exercise prices ranging from $6.67 to $7.50 per share, have a 10-year life and were fully vested as of December 31, 2002. Deferred compensation in the amount of $7,809,000 was recorded as the difference between the exercise price and the estimated fair value of the common stock as of December 31, 1999. The deferred compensation was amortized over the three-year vesting period. Stock compensation expense of $2,604,000 was recorded in 2002.

Stockholders' Notes Receivable

        The Company's Board of Directors authorized the issuance of notes receivable prior to 2001, to allow salaried employees, who are not Company officers, to exercise stock options by borrowing the aggregate exercise price from the Company. These notes are recorded as a reduction of stockholders' equity.

9. Employee Benefit Plan

        The Company sponsors a 401(k) defined contribution retirement plan covering all employees who meet certain eligibility requirements. The Company makes discretionary matching contributions equal to 25% (50% through June 2002) of employee contributions up to a maximum of 1.5% of an employee's compensation, subject to statutory limits. The Company's 2003 and 2002 reorganizations have decreased the number of employees participating in the plan resulting in a reduced contribution by the Company. The Company's contributions under this plan were $99,000, $108,000 and $221,000 in 2004, 2003 and 2002, respectively.

10. Income Taxes

        The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate as follows:

	Year Ended December 31,
	2004	2003	2002
Federal income tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income tax benefit, net of federal expense	(5.7)	(5.5)	(5.6)
Research and development credits	(3.5)	(2.7)	(2.0)
Change in valuation allowance for income taxes	44.8	41.6	40.9
Other	(1.6)	0.6	0.7

	0.0%	0.0%	0.0%

        The significant components of net deferred income tax assets are:

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	52,761,000	46,279,000
Tax credit carryforwards	8,743,000	8,430,000
Deferred compensation	4,988,000	4,527,000
Capitalized project costs	889,000	557,000
Other	3,361,000	3,303,000

Total deferred tax assets	70,742,000	63,096,000
Deferred tax liabilities—intangible assets	(571,000)	(743,000)
Valuation allowance	(70,171,000)	(62,353,000)

Net deferred income tax asset	$—	$—

        At December 31, 2004, the Company had net operating loss carryforwards of $140,550,000 and $93,667,000 available to reduce future Federal and state taxable income, respectively. These net operating loss carryforwards expire between 2009 and 2024 for Federal income tax purposes and expire between 2007 and 2014 for state income tax purposes. The difference between the Federal and state net operating loss carryforwards is due to the California limitation on loss carryforwards (100%, 60% and 60% in 2004, 2003 and 2002, respectively) and the capitalization of certain research costs for state income tax purposes. Additionally, at December 31, 2004, the Company had research and other tax credit carryforwards of $5,758,000 and $4,523,000 available to reduce future Federal and state income taxes, respectively. These tax credits expire between 2005 and 2024 for Federal income tax purposes and have no date of expiration for state income tax purposes. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized

        The extent to which the net operating loss carryforwards can be used to offset future taxable income may be limited if changes in the Company's stock ownership exceed certain defined limits.

11. Supplemental Cash Flow Disclosures

        In 2004 the Company issued 5,600 shares of common stock valued at fair value of $9,000 to a non-employee in exchange for scientific advisor services.

        In 2004, 2003 and 2002, the Employee Stock Purchase Plan issued 50,794, 56,482 and 61,756 shares of Company common stock, valued at $44,000, $53,000 and $135,000, respectively, to employees.

        In 2002 the Company recorded deferred compensation of $245,000 related to stock granted to employees. The Company adopted SFAS 123 in 2003, which resulted in the reversal of $42,000 of deferred compensation during 2003.

12. Related Party Transactions

        In 1999, the Company entered into a license agreement with Icon Genetics Inc., an affiliate of Icon Genetics AG ("Icon") and the International Institute of Cell Biology, National Academy of Sciences of Ukraine (the "Institute"). The Company's Chairman of the Board of Directors serves as Chairman of the Supervisory Board of Icon. The license provides the Company an exclusive, worldwide license to specified technology for a paid license fee of $300,000. The Company was also granted a worldwide, non-exclusive license to specified technology for a 2% royalty on the sale of products developed with such technology. An additional $200,000 was paid by the Company upon achievement of milestones specified in the license agreement. In 2000, the Company entered into a one-year research services agreement with Icon that provided for cumulative payments of $200,000 to Icon. In 2001, the Company entered into another license agreement with Icon for the worldwide, non-exclusive license to specified technology for a paid license fee of $500,000. Under these agreements, the Company paid a combined total of $537,500 in 2001 to Icon Genetics Inc., Icon and the Institute.

        In 1999 pursuant to an employment agreement with a founder of the Germantown proteomics business, the Company paid the employee $500,000 over two years for a five-year non-compete agreement. In addition, the Company entered into a license and consulting agreement with the employee covering certain biochip technology developed by him. The license is a worldwide, exclusive, non-royalty bearing license to the biochip technology. This agreement required monthly payments of $4,000 and $6,667 for consulting services over two years and for license fees over five years, respectively. The balance payable of the license fee was accelerated in June 2002 in conjunction with the employee's termination from the Company. Expenses related to these agreements were $173,000 in 2002.

13. Quarterly Results of Operations (Unaudited)

        The following table presents the Company's 2004 and 2003 quarterly results of operations:

	Three Months Ended
	December 31	September 30	June 30	March 31
2004
Revenues	$563,000	$523,000	$362,000	$319,000
Loss from operations	(4,861,000)	(4,189,000)	(4,091,000)	(4,333,000)
Net loss	(4,859,000)	(4,171,000)	(4,071,000)	(4,324,000)
Net loss per share—basic and diluted	(0.16)	(0.13)	(0.13)	(0.16)
2003
Revenues	$621,000	$1,192,000	$903,000	$854,000
Loss from operations	(7,171,000)	(4,339,000)	(6,255,000)	(7,705,000)
Net loss	(7,145,000)	(4,306,000)	(6,207,000)	(7,635,000)
Net loss per share—basic and diluted	(0.28)	(0.17)	(0.24)	(0.30)

14. Subsequent Events

        On March 3, 2005, the Company issued a $600,000 convertible promissory note ("Note") to Kevin J. Ryan, the Company's President and Chief Executive Officer and a member of the Company's Board of Directors. The Note bears interest at 8% and is due on July 1, 2005. The Note is convertible into Common Stock of the Company, at the option of the holder, on or before the due date, at a conversion price equal to the greater of the closing price of the Company's Common Stock on March 3, 2005, or 90% of the average of the closing prices of Company's common stock on the 22 trading days ending the day before the conversion of the Note. The Note may be prepaid by the Company without penalty at any time.

        On April 15, 2005, the Company received $3,000,000 in cash in exchange for a promissory note ("Promissory Note") issued to Kevin J. Ryan, the Company's President and Chief Executive Officer and a member of the Company's Board of Directors. The Promissory Note bears interest at the prime rate plus two percent per annum initially at 7.75% due monthly starting May 15, 2005 with a rate not less than 7.25%. The Promissory Note is due on April 17, 2006. Borrowings under the loan are secured by certain patented intellectual property. The Promissory Note may be prepaid by the Company without penalty at any time. The holder of the Promissory Note may elect to be repaid up to $1,500,000 as a result of any Company financing event with net proceeds of $4,000,000 or more.

        In connection with the Promissory Note, the Company issued a common stock purchase warrant that expires on April 15, 2011. The holder of the warrant has the option either to purchase 903,614 shares of the Company's common stock at $0.83 per share or common stock of the Company's subsidiary, Predictive Diagnostic, Inc ("PDI"). The PDI exercise price would be the lowest price per share of the PDI stock in any PDI-financing event of no less than $1,500,000. The number of warrant shares would be determined by dividing $3,000,000 by the PDI exercise price. PDI common stock issuable pursuant to the warrant would be subject to exchange and underwriter's holding period restrictions, or "lock-ups".

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2005.

LARGE SCALE BIOLOGY CORPORATION
By:	/s/ KEVIN J. RYAN Kevin J. Ryan President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on April 15, 2005.

Name	Title

/s/ KEVIN J. RYAN Kevin J. Ryan.	President and Chief Executive Officer (Principal Executive Officer)
/s/ RONALD J. ARTALE Ronald J. Artale	Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
/s/ MICHAEL D. CENTRON Michael D. Centron	Vice President, Finance and Administration (Principal Accounting Officer)
/s/ ROBERT L. ERWIN Robert L. Erwin	Chairman of the Board
/s/ BERNARD I. GROSSER Bernard I. Grosser, M.D.	Director
/s/ SOL LEVINE Sol Levine	Director

Exhibit Index

Exhibit Number	Exhibit Title or Description
21.1	Large Scale Biology Corporation Subsidiaries.
23.1	Independent Auditors' Consent.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Large Scale Biology Corporation Form 10-K For the Year Ended December 31, 2004 Table of Contents
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Risks Related to Our Intellectual Property
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Interest rate risk
  Foreign currency
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Directors.
  Executive Officers.
  Section 16(a) Compliance.
  Code of Ethics.
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
  Financial Statements
  Financial Statement Schedules
  Exhibits
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
LARGE SCALE BIOLOGY CORPORATION CONSOLIDATED BALANCE SHEETS
LARGE SCALE BIOLOGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
LARGE SCALE BIOLOGY CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
LARGE SCALE BIOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
LARGE SCALE BIOLOGY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  3. Property, Plant and Equipment
  5. Other Assets
  7. Commitments
  9. Employee Benefit Plan
  10. Income Taxes
Signatures
Exhibit Index