Form 10-Q
period 2005-03-31
LARGE SCALE BIOLOGY CORP
filed 2005-05-23
CIK 1108951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, $0.001 par value, as of May 11, 2005:  31,486,299

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

Large Scale Biology Corporation

Form 10-Q

For the Quarter Ended March 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Large Scale Biology Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$427,000	$1,112,000
Accounts receivable, net	196,000	133,000
Prepaid expenses	685,000	521,000
Total current assets	1,308,000	1,766,000
Property, plant, and equipment, net	7,401,000	7,798,000
Intangible assets, net	2,044,000	2,194,000
Other assets	1,210,000	1,037,000
	$11,963,000	$12,795,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$976,000	$735,000
Accrued employee compensation	390,000	343,000
Accrued expenses	114,000	24,000
Short-term debt	600,000	—
Deferred revenue and customer advances	13,000	28,000
Total current liabilities	2,093,000	1,130,000
Long-term debt	2,900,000	1,000,000
Accrued stock compensation	973,000	898,000
Deferred rent	352,000	336,000
Total liabilities	6,318,000	3,364,000
Stockholders’ equity:
Common stock; issued and outstanding:
March 31, 2005 — 31,486,299 shares;
December 31, 2004 — 31,382,813 shares	201,362,000	201,074,000
Stockholders’ notes receivable	(19,000)	(20,000)
Accumulated deficit	(195,698,000)	(191,623,000)
Total stockholders’ equity	5,645,000	9,431,000
	$11,963,000	$12,795,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$433,000	$319,000
Costs and expenses:
Development agreements	670,000	487,000
Research and development	2,231,000	2,239,000
General and administrative	1,449,000	1,926,000
Total costs and expenses	4,350,000	4,652,000
Loss from operations	(3,917,000)	(4,333,000)
Interest income (expense), net	(158,000)	9,000
Net loss	$(4,075,000)	$(4,324,000)
Net loss per share – basic and diluted	$(0.13)	$(0.16)
Weighted average shares outstanding – basic and diluted	31,400,327	27,320,293

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,075,000)	$(4,324,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	397,000	363,000
Amortization of intangible assets	150,000	132,000
Stock compensation expense	240,000	200,000
Vesting of warrant issued with long-term debt	109,000	—
Changes in assets and liabilities:
Accounts receivable	(63,000)	125,000
Prepaid expenses	(164,000)	(272,000)
Other assets	(173,000)	(277,000)
Accounts payable	367,000	(64,000)
Accrued employee compensation	47,000	(218,000)
Accrued expenses	90,000	52,000
Deferred revenue and customer advances	(15,000)	41,000
Deferred rent	16,000	—
Net cash used in operating activities	(3,074,000)	(4,242,000)
Cash flows from investing activities:
Capital expenditures	(126,000)	(33,000)
Net cash used in investing activities	(126,000)	(33,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	14,000	7,604,000
Proceeds from issuance of short-term debt	600,000	—
Proceeds from issuance of long-term debt	1,900,000	—
Proceeds from stockholder loan payments	1,000	4,000
Change in restricted cash	—	143,000
Principal payments on long-term debt	—	(14,000)
Net cash provided by financing activities	2,515,000	7,737,000
Net increase (decrease) in cash and cash equivalents	(685,000)	3,462,000
Cash and cash equivalents at beginning of period	1,112,000	7,737,000
Cash and cash equivalents at end of period	$427,000	$11,199,000

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

Our wholly-owned subsidiary, Predictive Diagnostics, Inc., or PDI, is a diagnostics company established for the commercial development of a proprietary approach to early diagnosis of life-threatening diseases.  PDI’s products are supported by our technology developed in the course of our past genomics and medical product development programs.  PDI’s initial product focus is in the field of oncology.  Our Biomarker Amplification Filter, or BAMF Technology, potentially provides low-cost and rapid analysis of multiple biomarkers derived from profiling thousands of individual proteins, peptides and other metabolites found in clinical blood samples.  Current typical diagnostic tests rely on measuring the variations from the normal amount of a single protein or biomarker.  Our BAMF Technology finds multiple proteins or biomarkers in blood samples and creates a disease “fingerprint,” potentially leading to an accurate and early detection of disease.

The Company’s proprietary systems are supported by patents and patent applications.  The Company’s corporate offices, research and development and its subsidiary company, Predictive Diagnostics, Inc. (“PDI”) are headquartered in Vacaville, California.  The Company’s biomanufacturing operation is located in Owensboro, Kentucky.

The Company incurred net losses of $4,075,000 and $17,425,000, and negative operating cash flows of $3,074,000 and $14,566,000 in the three months ended March 31, 2005 and the year ended December 31, 2004, respectively.  These negative cash flows were financed primarily by proceeds from the Company’s IPO in 2000, a private placement of our common stock during the first quarter of 2004 and loans received during December 2004 and the first quarter of 2005.  The Company’s history of negative cash flows and its cash and cash equivalent balance of $427,000 at March 31, 2005, raise substantial doubt about the Company’s ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern, the Company received $3,000,000 in cash in exchange for a promissory note on April 15, 2005 (see Note 3) and continues to seek additional debt or equity financing.  In addition, the Company is seeking to secure funds for our subsidiary, PDI, and the Company through a sale of PDI stock held by the Company.  The Company is also pursuing potential opportunities for significant revenue growth and concurrent sources of working capital with other companies for the joint development and commercialization of recombinant Aprotinin, Lysosomal acid lipase and Interferon alpha 2a and 2b products.  The Company is currently in discussions with pharmaceutical companies capable of marketing these products.  The commercialization of these products for therapeutic applications will require approval by the Food and Drug Administration (“FDA”) and product scale-up at our biomanufacturing facility under FDA regulations.  However, we cannot assure you that we will successfully obtain equity or debt financing or product related revenues as such events are subject to factors beyond the Company’s control.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation — The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial information.  Accordingly, these financial statements and notes thereto do not include certain disclosures normally associated with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  This interim financial information should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of Large Scale Biology Corporation and its subsidiaries.  All intercompany balances and transactions have been eliminated.  In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) and disclosures considered necessary for a fair presentation of the results of the interim periods presented.  This interim financial information is not necessarily indicative of the results of any future interim periods or for the Company’s full year ending December 31, 2005.

Segment Reporting — The Company operates in one reportable segment.

Intangible Assets — The following table presents the carrying values and accumulated amortization of intangible assets as of March 31, 2005:

Capitalized patent costs	$1,852,000
Intellectual property licenses	3,264,000
5,116,000
Accumulated amortization	(3,072,000)
$2,044,000

Stock-Based Compensation — The Company adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” effective January 1, 2003 for its stock-based employee compensation plans using the prospective recognition method under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123.”  This method applies the recognition provisions of SFAS 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, recognized compensation expense for those issuances under our stock-based employee compensation plans.  The fair values of stock options were estimated at the date of grant using the Black-Scholes option-pricing model and are being amortized over the vesting period of generally 3 years.  For stock awards granted prior to January 1, 2003, compensation expense has not been recognized under SFAS 123, unless those stock awards were modified after January 1, 2003.  During December 2004 Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share Based Payment,” was issued requiring the expensing of all stock-based compensation.  The Company is evaluating the effects of SFAS 123R but believes its implementation will not have a material effect on the Company’s financial statements since the Company had already adopted FASB 123 for its stock-based employee compensation plans as described above.

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

The following table presents the effect on net loss and net loss per share if we had always applied the fair value recognition provisions of SFAS 123 to stock-based awards to employees:

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(4,075,000)	$(4,324,000)
Stock-based employee compensation expense included in reported net loss	240,000	176,000
Stock-based employee compensation expense determined using the fair value method for all awards	(441,000)	(546,000)
Pro forma net loss	$(4,276,000)	$(4,694,000)
Net loss per share:
Basic and diluted – as reported	$(0.13)	$(0.16)
Basic and diluted – pro forma	$(0.14)	$(0.17)

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model and amortized over the vesting period of typically 3 or 4 years for the calculation of stock-based employee compensation in the above table.  The Company did not grant any stock options to employees and directors during the three months ended March 31, 2005 and granted 510,000 stock options to employees and directors during the three months ended March 31, 2004.

Stock options issued to non-employees as consideration for services provided to the Company have been and continue to be accounted for under the fair value method in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that compensation expense be recognized for all such options.

Net Loss Per Share — Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  The weighted average number of potentially dilutive common shares were 131,706 and 984,878 for the three months ended March 31, 2005 and 2004, respectively.  These shares are excluded from diluted net loss per share because of their anti-dilutive effect.

2. Debt Financings

On December 17, 2004, the Company entered into a $2.9 million loan agreement, with an initial advance of $1.0 million received on December 20, 2004, and a second advance of $1.9 million received on January 14, 2005.  Borrowings under the loan bear interest at 8% and are secured by a first priority lien on the Company’s assets located at its Owensboro, Kentucky facility including land, building and improvements; fixtures, machinery and equipment; and certain patented intellectual property and related know-how used at the Owensboro facility.  The borrowed funds were partially used to repay existing long-term debt and the use of such funds is restricted to working capital and acquisition of machinery and equipment to be installed at the Owensboro facility.  The loan contains certain representations and warranties and financial and other covenants.  In addition, the Company is subject to covenants limiting transactions with affiliates, additional indebtedness and leases, asset sales, and liens on properties.  The Company believes that it is in full compliance with these covenants.  The principal balance under the loan is due on June 17, 2006 and interest is due quarterly commencing on March 17, 2005.

In connection with this loan agreement, the Company issued a common stock purchase warrant to purchase a maximum of 700,000 shares of common stock at $1.42 per share.  The warrant is exercisable starting the earlier of July 31, 2006 or 45 days following the prepayment of the promissory note, and expires on December 17, 2011.  Issuable under the warrant are 113,372 shares of common stock as of March 31, 2005.  The fair value of the shares issuable under this warrant was estimated with the initial advance of $1.0 million received on December 20, 2004 and the final advance of $1.9 million received on January 14, 2005, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 118% and 109%, respectively, risk-free interest rate of 4.2% and 4.1%, respectively, initial expected life of seven years and no expected dividend yield.  The resulting fair value is being amortized over the loan period and resulted in $109,000 of interest expense being recorded during the first quarter of 2005 in the consolidated statements of operations.

On March 3, 2005, the Company issued a $600,000 convertible promissory note (“Note”) to Kevin J. Ryan, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors.  The Note bears interest at 8% and is due on July 1, 2005.  The Note is convertible into Common Stock of the Company, at the option of the holder, on or before the due date, at a conversion price equal to the greater of $0.95 per share, or 90% of the average of the closing prices of Company’s common stock over the 22 trading days ending the day before the conversion of the Note.  The Note may be prepaid by the Company without penalty at any time.

3. Subsequent Events

On April 15, 2005, the Company received $3,000,000 in cash in exchange for a promissory note (“Promissory Note”) issued to Kevin J. Ryan, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors.  The Promissory Note bears interest at the prime rate plus two percent per annum initially at 7.75% due monthly starting May 15, 2005 with a rate not less than 7.25%.  The Promissory Note is due on April 17, 2006.  Borrowings under the loan are secured by certain patented intellectual property.  The Promissory Note may be prepaid by the Company without penalty at any time.  The holder of the Promissory Note may elect to be repaid up to $1,500,000 as a result of any Company financing event with net proceeds of $4,000,000 or more.

In connection with the Promissory Note, the Company issued a common stock purchase warrant that expires on April 15, 2011.  The holder of the warrant has the option either to purchase 903,614 shares of the Company’s common stock at $0.83 per share or common stock of the Company’s subsidiary, Predictive Diagnostic, Inc (“PDI”).  The PDI exercise price would be the lowest price per share of the PDI stock in any PDI financing event of no less than $1,500,000.  The number of warrant shares would be determined by dividing $3,000,000 by the PDI exercise price.  PDI common stock issuable pursuant to the warrant would be subject to exchange and underwriter’s holding period restrictions, or “lock-ups”.  The fair value of the shares issuable under this warrant was estimated on April 15, 2005, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 109%, risk-free interest rate of 4.2%, initial expected life of six years and no expected dividend yield.  The resulting fair value will be amortized over the loan period.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Report and our audited consolidated financial statements and related notes for the year ended December 31, 2004 included in our Annual Report on Form 10-K.

Overview

Our current efforts are focused on improving cash flows, developing and manufacturing products and entering into relationships to market and sell our products.  Management’s objective is to manufacture and sell products in order to generate sufficient cash flows to sustain our operations.

Our cash balance was $427,000 at March 31, 2005, and we have incurred negative operating cash flows of $3,074,000 during the first quarter of 2005 and $14,566,000 during 2004.  The current rate of cash usage raises substantial doubt about the Company’s ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern, we are seeking to obtain debt financing or equity financing through the private placement of our common or preferred stock.  In addition, we are seeking to secure funds for our wholly-owned subsidiary, Predictive Diagnostics, Inc., or PDI, and the Company through a sale of PDI stock held by the Company.  A successful PDI related financing may not only improve our balance sheet, but also reduce ongoing expenses, as PDI becomes a separate operation.   We are also pursuing opportunities for revenue growth with other companies for the joint development and commercialization of recombinant Aprotinin, Interferon alpha 2a and 2b and Lysosomal acid lipase products.  We are currently in discussions with pharmaceutical companies capable of marketing these products.  Such arrangements may provide revenues to us through license fees, the reimbursement of research and development costs, milestone payments and product sales.  The commercialization of these products for therapeutic applications will require approval by the FDA and product scale-up at our biomanufacturing facility under FDA regulations.  However, we cannot assure you that we will successfully obtain equity or debt financing or product related revenues as such events are subject to factors beyond our control.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Developments

On December 17, 2004, we entered into a $2.9 million loan agreement, with an initial advance of $1.0 million received on December 20, 2004, and a second advance of $1.9 million received on January 14, 2005.  In connection with this loan agreement, we issued a common stock purchase warrant to purchase a maximum of 700,000 shares of common stock at $1.42 per share.  On March 3, 2005, we borrowed $0.6 million from Kevin J. Ryan, our President and Chief Executive Officer and a member of the our Board of Directors and issued him a convertible promissory note due on July 1, 2005.  On April 15, 2005, we borrowed an additional $3.0 million from Mr. Ryan and issued him a promissory note due on April 17, 2006 and a common stock purchase warrant.  The holder of the warrant has the option either to purchase 903,614 shares of our common stock at $0.83 per share or common stock of our subsidiary, Predictive Diagnostic, Inc.

Schering-Plough Animal Health Corporation extended their previously announced research collaboration agreement to fund product development work in the area of animal health vaccines.  We entered an agreement to manufacture and supply one of the Company’s proprietary protein products for distribution by EMD Biosciences, Inc., part of Merck KGaA’s Life Science and Analytics division.  In addition, we entered a collaborative research and development agreement with Bayer CropScience to investigate the potential application of the Company’s proprietary pharmaceutical product, lysosomal acid lipase, for an important orphan and other therapeutic disease applications.

Related to our diagnostics subsidiary, the results of collaborative research to diagnose multiple sclerosis using a simple blood test were published in the Journal of Molecular Neuroscience.  PDI entered into a collaboration with the University of Utah Research Foundation to identify biomarkers from maternal blood tests for the early diagnosis of pregnancy-related complications and disorders such as pre-term birth and preeclampsia.  In addition, PDI and PerkinElmer announced the discovery of blood biomarkers for Alzheimer’s disease based on the results of a joint study presented at the American Association for Clinical Chemistry Conference in Baltimore, Maryland.

Deloitte & Touche LLP declined to stand for re-election and ceased being our independent registered public accounting firm on April 15, 2005 after completion of the audit of our consolidated financial statements for the year ended December 31, 2004.  We appointed Macias Gini & Company LLP as our new independent registered public accounting firm on May 3, 2005 to audit our financial statements for the year ending December 31, 2005.

Results of Operations

Revenues — The following table presents the changes in revenues from the first quarter of 2004 to 2005:

	Quarters ended March 31,		Increase from 2004
	2005	2004	Amount	%
Revenues	$433,000	$319,000	$114,000	36%

The revenue increase is a result of the new contracts with the US Army Medical Research Institute of Infectious Diseases, or USAMRIID, that started in December 2004 and the University of Louisville that started in June 2004.  We expect quarterly revenues in 2005 to increase modestly from the first quarter of 2005 with the addition of the collaborative research and development agreement with Bayer CropScience but will not be substantially higher unless we enter into new revenue generating agreements or expand our existing agreements.

Development agreements and research and development costs — The following table presents the changes in total research activities from the first quarter of 2004 to 2005:

	Quarters ended March 31,		Increase (Decrease) from 2004
	2005	2004	Amount	%
Development agreements	$670,000	$487,000	$183,000	38%
Research and development	2,231,000	2,239,000	(8,000)	—
Total research activities	$2,901,000	$2,726,000	$175,000	6%

Development agreements and research and development costs consist mainly of personnel expenses, outside research services, research materials and laboratory overhead costs.  Development agreement costs, as they related to activities performed under revenue generating research agreements and grants, have and are expected to fluctuate consistently with increases or decreases in revenues earned from research agreements and grants.  The increase in development agreement expense from 2004 to 2005 is attributed to increased efforts of $0.1 million performed under each of the new contracts with USAMRIID and the University of Louisville.  We expect development agreement expense in the second quarter of 2005 to increase modestly from the first quarter directly related to revenues as mentioned above.  Research and development expense from 2004 to 2005 has essentially remained the same.  We expect research and development expense in the second quarter of 2005 to be materially consistent with the first quarter.

General and administrative — The following table presents the changes in general and administrative expenses from the first quarter of 2004 to 2005:

	Quarters ended March 31,		(Decrease) from 2004
	2005	2004	Amount	%
General and administrative	$1,449,000	$1,926,000	$(477,000)	(25)%

The decrease in general and administrative expense is primarily attributable to the sublease of our Germantown, Maryland, facility during August 2004.  The facility rental, operating and clean-up expenses that were incurred during the first quarter of 2004 were eliminated by 2005.

Interest income and expense — Interest income is not significant because of our declining cash and marketable securities balances available for investment.  Interest expense was not significant in 2004 because of the small amount of our long-term debt.  With the addition of debt of $2.9 million in December 2004 and January 2005, $0.6 million in March 2005 and $3.0 million in April 2005, we expect interest expense to increase substantially in 2005 which includes charges for warrants issued in connection with this debt.  If additional debt is incurred or existing debt repaid, we expect interest expense to increase or decrease accordingly.

Liquidity and Capital Resources

Net cash used in operating activities — The following table presents cash flows from operating activities for the first quarters of 2005 and 2004:

	Quarters Ended March 31,
	2005	2004
Cash paid to employees	$(1,559,000)	$(1,813,000)
Cash paid to suppliers	(1,820,000)	(2,923,000)
Total cash paid to employees and suppliers	(3,379,000)	(4,736,000)
Cash received from customers	354,000	485,000
Net interest received (paid)	(49,000)	9,000
Net cash used in operating activities	$(3,074,000)	$(4,242,000)

The decrease in cash paid to employees is the result of severance benefits paid during the first quarter of 2004 to employees affected by our closure of our Germantown, Maryland facility.  The decrease in cash paid to suppliers is the result of decreased cash expenditures of $0.1 million and offsetting sublease rental receipts of $0.1 million related to our Germantown, Maryland facility, and a $0.5 million increase in account payable and accrued expenses excluding accrued capital expenditures at March 31, 2005.

We expect the negative operating cash flows to continue throughout 2005 at a similar rate as the first quarter of 2005.  However, the current rate of cash usage is not sustainable.  Our ability to develop our products and sustain operations will require subsequent funding through collaborations, or debt or equity financing in the short term and product sales in the long term.

Net cash used in investing activities — We spent $0.1 million on capital expenditures in the quarter ended March 31, 2005.  We have no material capital expenditure commitments at March 31, 2005.  We anticipate that our biomanufacturing facility in Owensboro, Kentucky, may require capital expenditures to support our business objectives if we sign revenue-generating contracts.

Net cash provided by financing activities — In 2000 we received net proceeds of $88.8 million from our initial public offering, which sustained our operations through 2003.  Financing activities have not provided significant cash flows from 2001 through 2003.  On March 8, 2004, we received net proceeds of approximately $7.5 million in a private placement of common stock.

On December 17, 2004, we entered into a $2.9 million loan agreement, with an initial advance of $1.0 million received on December 20, 2004, and a second advance of $1.9 million received on January 14, 2005.  Borrowings under the loan bear interest at 8% and are secured by a first priority lien on our assets located at our Owensboro, Kentucky facility including land, building and improvements; fixtures, machinery and equipment; and certain patented intellectual property and related know-how used at the Owensboro facility.  The borrowed funds were partially used to repay existing long-term debt and the use of such funds is restricted to working capital and acquisition of machinery and equipment to be installed at the Owensboro facility.  The principal balance under the loan is due on June 17, 2006 and interest is due quarterly commencing on March 17, 2005.

On March 3, 2005, we issued a $600,000 convertible promissory note, or Note, to Kevin J. Ryan, our President and Chief Executive Officer and a member of our board of directors.  The Note bears interest at 8% and is due on July 1, 2005.  The Note is convertible into our common stock, at the option of the holder, on or before the due date, at a conversion price equal to the greater of $0.95 per share, or 90% of the average of the closing prices of our common stock over the 22 trading days ending the day before the conversion of the Note.  The Note may be prepaid by us without penalty at any time.

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

Our history of negative cash flows and our cash balance of $427,000 at March 31, 2005, raise substantial doubt about the Company’s ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern, we are seeking debt or equity financing, sale of stock of our subsidiary, PDI, and joint development and commercialization of products with other companies.  However, we cannot assure you that we will successfully obtain equity or debt financing or product related revenues as such events are subject to factors beyond our control.

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

Stock-Based Compensation — We adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” effective January 1, 2003 for its stock-based employee compensation plans using the prospective recognition method under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123.”  This method applies the recognition provisions of SFAS 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, recognized compensation expense for those issuances under our stock-based employee compensation plans.  Methodologies used for calculations such as the Black-Scholes option-pricing model and variables such as volatility and expected life are based upon management’s judgment.  Such methodologies and variables are reviewed and updated periodically for appropriateness and affect the amount of recorded charges.

During December 2004 Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share Based Payment,” was issued requiring the expensing of all stock-based compensation.  The Company is evaluating the effects of SFAS 123R but believes its implementation will not have a material effect on the Company’s financial statements since the Company had already adopted FASB 123 for its stock-based employee compensation plans as described above.

Factors That May Affect Our Business

Risks Related To Our Business

The Company’s recurring losses from operations and current cash and cash equivalent balance raise substantial doubt about its ability to continue as a going concern.

Our cash balance was $427,000 at March 31, 2005, and we have incurred negative operating cash flows of $3,074,000 during the first quarter of 2005.  We have realized significant net losses and negative operating cash flows in recent years and in the quarter ended March 31, 2005.  Based upon our current cash balance, our current rate of negative operating cash flows and the expected cost to complete the development of our products, we cannot assure you that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

Our revenues for the year ended December 31, 2004 was $1,767,000 and $433,000 for the first quarter of 2005.  We expect a modest increase in our revenues in 2005.  We may be required to further reduce our operating costs by further restructuring our operations or reducing the scope of our development programs.  These actions would adversely affect our ability to generate new sources of revenue.  If we are unable to significantly increase our revenues and cash received from customers, we will not be able to achieve profitability or positive operating cash flows, our working capital will continue to erode, and our business will suffer.

Our product development programs need substantial additional funding to be commercialized.  Our recombinant Aprotinin, Alpha-galactosidase A, and Interferon alpha 2a and 2b require clinical trials to prove their efficacy and safety for pharmaceutical applications.  We do not have sufficient working capital to complete all phases of clinical trials.  Our PDI subsidiary requires funding for its start-up activities.  If we are unable to raise sufficient financing or collaborative funding, we may delay or abandon some of our product development initiatives, which would likely harm our business.

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

Our stock could be delisted from the Nasdaq National Market if it does not meet its continued listing requirements.

The Nasdaq National Market, or Nasdaq, maintains listing maintenance standards that requires maintaining stockholders’ equity of $10,000,000 or more, and a common stock a minimum bid price of $1.00.  On April 20, 2005, we received notice from the staff of Nasdaq that we failed to meet the stockholders’ equity requirement and that it would be reviewing our eligibility for continued listing on Nasdaq.  We submitted to Nasdaq a plan of compliance, which was denied by the staff of Nasdaq on May 18, 2005.  We plan to appeal the determination by the staff of Nasdaq.  If we are not successful in our appeal, our common stock would be delisted from Nasdaq.  In addition, the bid price for our stock has recently closed below $1.00 per share.  If the bid price for our common stock remains below $1.00 for 30 consecutive trading days, Nasdaq may choose to notify us that it may delist our stock from Nasdaq.  After the initial 30-day trading period, we would have a 180-day cure period during which our stock must meet the $1.00 minimum bid price requirement.  If our stock price does not trade above $1.00 for at least ten consecutive days during the 180-day cure period, we would be entitled to a hearing.  However, we cannot assure you that our common stock would not be delisted from Nasdaq following such hearing.  Delisting from Nasdaq may, among other things, limit liquidity.  If our common stock ceases to be listed on Nasdaq, we expect that our common stock would then be traded on the Nasdaq SmallCap Market.  If our stock is potentially subject to delisting from Nasdaq, we may have the ability to increase our stock price through certain capital transactions including a reverse stock split or share repurchases.

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

We are in the early or middle stages of product commercialization, and we may not be able to successfully develop our products and technologies nor sustain commercial use of our technology.

We are in the early or middle stages of commercializing our products under development, and we are subject to all of the risks inherent in the development of a business enterprise, including the need for substantial capital to support the development of our products and technologies.  Our anticipated products most likely will require that we enter into new collaborations before we can manufacture and/or market them.  For instance, we believe that our NHL vaccine, which is ready for Phase II trials, cannot be further developed without collaboration.  The prospects for development of our Alpha-galactosidase A, recombinant Aprotinin, Interferon alpha 2a and 2b, and Lysosomal acid lipase products are limited without collaboration or partnering support.  Because we are in new and developing fields such as diagnostic tests for disease, and our research focuses on new and unproven products, our therapeutic vaccines, proteins and other therapeutics under development may not be effective for their intended purpose, or may not meet regulatory requirements for safety and efficacy.  In addition, even if we successfully develop a product, there may not be a substantial commercial market for that product at commercially viable prices.

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

Our directors, our executive officers and principal stockholders affiliated with our directors and executive officers beneficially own, in the aggregate, approximately 21% of our outstanding common stock as of May 11, 2005.  The concentration of ownership in combination with other common stockholders may collectively influence significant corporate transactions such as mergers, changes in control, consolidation or sale of some or all of our assets, and other significant corporate transactions requiring shareholder approval.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information regarding our exposures to market risks is provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.  There have been no material changes to our exposures to market risk since December 31, 2004.

Item 4.  Controls and Procedures

(a)          Disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report on Form 10-Q, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)         Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2005, we issued a $600,000 convertible promissory note, or Note, to Kevin J. Ryan, our President and Chief Executive Officer and a member of the our board of directors.  The Note bears interest at 8% and is due on July 1, 2005.  The Note is convertible into our common stock, at the option of the holder, on or before the due date, at a conversion price equal to the greater of $0.95 per share, or 90% of the average of the closing prices of our common stock on the 22 trading days ending the day before the conversion of the Note.  The Note may be prepaid by the Company without penalty at any time.  This sale was made in reliance on Section 4(2) of the Securities Act and was made without general solicitation or advertising.  Mr. Ryan is an accredited investor and has access to all relevant information to evaluate the investment.

Item 6.  Exhibits

List of Exhibits:

Exhibit Number	Exhibit Title or Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Large Scale Biology Corporation

Date: May 23, 2005	By:	/s/ Ronald J. Artale
Ronald J. Artale
Senior Vice President, Chief Operating Officer
and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Title or Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.