Form 10-Q
period 2005-06-30
LARGE SCALE BIOLOGY CORP
filed 2005-08-15
CIK 1108951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, $0.001 par value, as of August 8, 2005:  32,165,223

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

Large Scale Biology Corporation

Form 10-Q

For the Quarter Ended June 30, 2005

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Large Scale Biology Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$362,000	$1,112,000
Accounts receivable, net	253,000	133,000
Prepaid expenses	474,000	521,000
Total current assets	1,089,000	1,766,000
Property, plant, and equipment, net	7,029,000	7,798,000
Intangible assets, net	1,895,000	2,194,000
Other assets	1,245,000	1,037,000
	$11,258,000	$12,795,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,112,000	$735,000
Accrued employee compensation	317,000	343,000
Accrued expenses	134,000	24,000
Current portion of debt	5,374,000	—
Deferred revenue and customer advances	—	28,000
Total current liabilities	6,937,000	1,130,000
Long-term debt	—	1,000,000
Accrued stock compensation	394,000	898,000
Deferred rent	363,000	336,000
Total liabilities	7,694,000	3,364,000
Stockholders’ equity:
Common stock; issued and outstanding:
June 30, 2005 — 32,142,720 shares; December 31, 2004 — 31,382,813 shares	203,497,000	201,074,000
Stockholders’ notes receivable	(4,000)	(20,000)
Accumulated deficit	(199,929,000)	(191,623,000)
Total stockholders’ equity	3,564,000	9,431,000
	$11,258,000	$12,795,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$680,000	$362,000	$1,113,000	$681,000
Costs and expenses:
Development agreements	1,255,000	535,000	1,925,000	1,022,000
Research and development	1,591,000	2,280,000	3,822,000	4,519,000
General and administrative	1,697,000	1,638,000	3,146,000	3,564,000
Total costs and expenses	4,543,000	4,453,000	8,893,000	9,105,000
Loss from operations	(3,863,000)	(4,091,000)	(7,780,000)	(8,424,000)
Interest income (expense), net	(368,000)	20,000	(526,000)	29,000
Net loss	$(4,231,000)	$(4,071,000)	$(8,306,000)	$(8,395,000)
Net loss per share - basic and diluted	$(0.13)	$(0.13)	$(0.26)	$(0.29)
Weighted average shares outstanding - basic and diluted	31,507,393	31,186,663	31,454,156	29,253,478

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,306,000)	$(8,395,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	779,000	686,000
Amortization of intangible assets	299,000	265,000
Stock compensation expense	409,000	446,000
Vesting of warrant issued with debt and accretion of interest	370,000	—
Loan forgiveness	15,000	—
Changes in assets and liabilities:
Accounts receivable	(120,000)	160,000
Prepaid expenses	47,000	(25,000)
Other assets	(208,000)	(245,000)
Accounts payable	503,000	(16,000)
Accrued employee compensation	(26,000)	(410,000)
Accrued expenses	110,000	61,000
Deferred revenue and customer advances	(28,000)	3,000
Deferred rent	27,000	—
Net cash used in operating activities	(6,129,000)	(7,470,000)
Cash flows from investing activities:
Capital expenditures	(136,000)	(325,000)
Increase in patents and intellectual property licenses	—	(12,000)
Net cash used in investing activities	(136,000)	(337,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	14,000	7,604,000
Proceeds from issuance of debt and related warrants	5,500,000	—
Proceeds from stockholder loan payments	1,000	4,000
Change in restricted cash	—	144,000
Principal payments on long-term debt	—	(26,000)
Net cash provided by financing activities	5,515,000	7,726,000
Net decrease in cash and cash equivalents	(750,000)	(81,000)
Cash and cash equivalents at beginning of period	1,112,000	7,737,000
Cash and cash equivalents at end of period	$362,000	$7,656,000

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              The Company and Summary of Significant Accounting Policies

Large Scale Biology Corporation and its subsidiaries (collectively, the “Company”, “we” or “our”) is a product-focused biotechnology company using proprietary technologies to develop and manufacture recombinant biologics.  Our biomanufacturing opportunities include vaccines, complex proteins and follow-on off-patent therapeutics.  We are focusing our efforts on the following products:

•                  Certain follow-on off-patent biologics and proprietary products, including Lysosomal acid lipase for treatment of certain lipid storage disorders and reduction of plaque in arteries, Interferon alpha 2a and 2b, and Alpha-galactosidase A for treatment of Fabry disease

•                  Recombinant Aprotinin, a protease inhibitor used in medical, research and manufacturing applications

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

Our wholly-owned subsidiary, Predictive Diagnostics, Inc. (“PDI”) is a diagnostics company established for the commercial development of a proprietary approach to early diagnosis of life-threatening diseases.  PDI’s products are supported by our technology developed in the course of our past genomics and medical product development programs.  PDI’s initial product focus is in the field of oncology.  Our Biomarker Amplification Filter, or BAMF technology, potentially provides low-cost and rapid analysis of multiple biomarkers derived from profiling thousands of individual proteins, peptides and other metabolites found in clinical blood samples.  Current typical diagnostic tests rely on measuring the variations from the normal amount of a single protein or biomarker.  Our BAMF technology finds multiple proteins or biomarkers in blood samples and creates a disease “fingerprint,” potentially leading to an accurate and early detection of disease.

The Company’s proprietary systems are supported by patents and patent applications.  The Company’s corporate offices, research and development, and its subsidiary company, Predictive Diagnostics, Inc. are headquartered in Vacaville, California.  The Company’s biomanufacturing operation is located in Owensboro, Kentucky.

The Company incurred net losses of $8,306,000 and $17,425,000, and negative operating cash flows of $6,129,000 and $14,566,000 in the six months ended June 30, 2005 and the year ended December 31, 2004, respectively.  These negative cash flows were financed primarily by proceeds from the Company’s IPO in 2000, a private placement of our common stock during the first quarter of 2004 and loans received during December 2004 and the first six months of 2005.  The Company’s history of negative cash flows and its cash and cash equivalents balance of $362,000 at June 30, 2005 raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.  In an effort to mitigate this near-term concern, the Company secured $1,000,000 in short-term debt financing and a $15,000,000 private equity agreement on August 5, 2005 (see Note 5).  Prior to selling common stock under the private equity agreement, the Company must file a registration statement on SEC Form S-1 and this registration statement must become effective, which is expected within 90 to 120 days of August 5, 2005 subject to the SEC Staff’s review schedule.  However, we cannot assure you as to the amount that the Company will receive under the private equity agreement because such amount will depend upon our stock price and trading volume, and is subject to uncertainties related to obtaining shareholder approval to sell more than 19.99% of outstanding stock and filing an SEC Form S-1 registration statement.  In addition, the Company is seeking to secure funds for its subsidiary, PDI, and the Company, through a sale of PDI stock held by the Company.  The Company may also sell fixed assets and technology to obtain funds.  In addition, the Company is seeking to increase collaborative related cash flows by expanding existing relationships based on product opportunities.  However, we cannot assure you that we will successfully obtain funds through the sale of assets or PDI, or product related revenues, as such events are subject to factors beyond the Company’s control.

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

Segment Reporting — The Company operates in one reportable segment.

Intangible Assets — The following table presents the carrying values and accumulated amortization of intangible assets as of June 30, 2005:

Capitalized patent costs	$1,852,000
Intellectual property licenses	3,264,000
5,116,000
Accumulated amortization	(3,221,000)
$1,895,000

Stock-Based Compensation — The Company adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” effective January 1, 2003 for its stock-based employee compensation plans using the prospective recognition method under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123.”  This method applies the recognition provisions of SFAS 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, recognized compensation expense for those issuances under our stock-based employee compensation plans.  The fair values of stock options were estimated at the date of grant using the Black-Scholes option-pricing model and are being amortized over the vesting period of generally 3 years.  For stock awards granted prior to January 1, 2003, compensation expense has not been recognized under SFAS 123, unless those stock awards were modified after January 1, 2003.  During December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share Based Payment,” was issued requiring the expensing of all stock-based compensation.  The Company is evaluating the effects of SFAS 123R but believes its implementation will not have a material effect on the Company’s financial statements since the Company had already adopted FASB 123 for its stock-based employee compensation plans as described above.

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

The following table presents the effect on net loss and net loss per share if we had always applied the fair value recognition provisions of SFAS 123 to stock-based awards to employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(4,231,000)	$(4,071,000)	$(8,306,000)	$(8,395,000)
Stock-based employee compensation expense included in reported net loss for awards issued from 2003 through 2005	176,000	215,000	416,000	391,000
Stock-based employee compensation expense determined using the fair value method for all awards	(224,000)	(573,000)	(665,000)	(1,119,000)
Pro forma net loss	$(4,279,000)	$(4,429,000)	$(8,555,000)	$(9,123,000)
Net loss per share:
Basic and diluted – as reported	$(0.13)	$(0.13)	$(0.26)	$(0.29)
Basic and diluted – pro forma	$(0.14)	$(0.14)	$(0.27)	$(0.31)

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model and amortized over the vesting period of typically 3 or 4 years for the calculation of stock-based employee compensation in the above table.  The Company granted 78,000 and 539,000 stock options to employees and directors during the six months ended June 30, 2005 and 2004, respectively.

Stock options issued to non-employees as consideration for services provided to the Company have been and continue to be accounted for under the fair value method in accordance with SFAS 123, which requires that compensation expense be recognized for all such options.

Net Loss Per Share — Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  The weighted average number of potentially dilutive common shares were 66,648 and 674,472 for the three months ended June 30, 2005 and 2004, respectively, and 174,881 and 832,132 for the six months ended June 30, 2005 and 2004, respectively.  These shares are excluded from diluted net loss per share because of their anti-dilutive effect.

2.              Debt

On April 15, 2005, the Company received $3,000,000 in cash in exchange for a promissory note (“Promissory Note”) and warrant issued to Kevin J. Ryan, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors (“CEO”).  The Promissory Note bears interest at the prime rate plus two percent per annum initially at 7.75% due monthly starting May 15, 2005 with a rate not less than 7.25%.  The Promissory Note is due on April 17, 2006.  Borrowings under the loan are secured by certain intellectual property related to PDI.  The Promissory Note may be prepaid by the Company without penalty at any time.  Our CEO may elect to be repaid up to $1,500,000 as a result of any Company financing event with net proceeds of $4,000,000 or more.

The warrant may either be used to purchase 903,614 shares of the Company’s common stock at $0.83 per share or common stock of the Company’s PDI subsidiary, and expires on April 15, 2011.  The PDI exercise price would be the lowest price per share of the PDI stock in any PDI financing event of no less than $1,500,000.  The number of warrant shares would be determined by dividing $3,000,000 by the PDI exercise price.  PDI common stock issuable pursuant to the warrant would be subject to exchange and underwriter’s holding period restrictions, or “lock-ups”.  The fair value of the warrant was estimated on April 15, 2005 assuming the purchase of the Company’s common stock, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 109%, risk-free interest rate of 4.2%, initial expected life of six years and no expected dividend yield.  The resulting fair value of $664,000 was recorded as equity and the remaining $2,336,000 was recorded as debt.  The debt discount of $664,000 due to the issuance of the warrant is accreted as interest over the loan period on a straight-line basis and resulted in $138,000 of interest expense being recorded during the second quarter of 2005 in the condensed consolidated statements of operations.

The carrying value of debt as presented in the condensed consolidated balance sheet at June 30, 2005 is:

	Maturity Value	Discounted Value
Note payable due June 17, 2006	$2,900,000	$2,900,000
Note payable due April 17, 2006	3,000,000	2,474,000
Total debt	5,900,000	5,374,000
Less current portion	(5,900,000)	(5,374,000)
Long-term debt	$—	$—

3.              Note Conversion

On March 3, 2005, the Company issued a convertible promissory note (“Note”) maturing on July 1, 2005 to its CEO, in exchange for $600,000.  The Note was converted into 631,579 shares of the Company’s common stock on June 29, 2005 at a conversion price of $.95 per share according to the terms of the Note.

4.              Supplemental Cash flow Disclosures

The conversion of the Note into 631,579 shares of the Company’s common stock on June 29, 2005 resulted in debt decreasing and stockholder’s equity increasing by $600,000 as presented in the condensed consolidated balance sheet as of June 30, 2005.

Approximately $15,000 of an employee loan that has been presented as stockholders notes receivable in the condensed consolidated balance was forgiven by the Board of Directors and resulted in a non-cash charge to operating activities.

5.              Subsequent Events

Equity Agreement - On August 5, 2005, the Company entered into a three-year private equity agreement with Southridge Capital Management LLC’s advised fund, Brittany Capital Management Limited, which permits the Company to require Brittany Capital to purchase up to $15,000,000 of the Company’s common stock.  The Company has a right to periodically put common shares to Brittany Capital for which it will pay the Company cash at a seven percent (7%) discount to the then market price calculated over a 10 trading day period.  Each put transaction must have a minimum purchase price of $25,000 and the number of shares issuable is limited to a maximum of five hundred percent (500%) of the weighted average volume for the twenty (20) trading days immediately preceding the put date, up to 4.99% of all of the Company’s outstanding common stock on a transaction closing date.  The agreement commits the Company to put shares having a minimum aggregate purchase price of $2,000,000 and a maximum aggregate purchase price of $15,000,000 over the term of the agreement.  The maximum aggregate number of shares put to Brittany Capital may not exceed 19.99% of the Company’s currently outstanding common stock, or approximately 6,430,000 shares, unless the Company obtains stockholder approval.  The Company must file a registration statement on SEC Form S-1 with respect to the resale of the securities by Brittany Capital, and the registration statement must be effective prior to the first put date.  The Company expects an S-1 registration to be effective within 90 to 120 days from August 5, 2005, subject to the SEC Staff’s review schedule.

Term Loan Financing - On August 5, 2005, the Company issued secured promissory notes (“Notes”) beneficially to Kevin J. Ryan, the Company’s President and Chief Executive Officer and a member of the Board of Directors, and Robert L. Erwin, Chairman of the Board of Directors (“Investors”), and accompanying warrants, in exchange for loans to the Company in the amounts of $750,000 and $250,000, respectively.  The Notes bear interest at the prime rate plus two percent per annum initially at 8.25% due monthly starting September 15, 2005 with a rate not less than 7.25%.  The Notes are due on January 31, 2006.  Borrowings under these loans are secured by the Company’s real property located in Owensboro, Kentucky.  The Notes may be prepaid by the Company without penalty at any time.  The Notes provide the Investors with the option to accelerate payment of the unpaid principal balance upon certain financing transactions by the Company.

The common stock purchase warrants may be exercised commencing on February 5, 2006 and expire on February 5, 2011.  Mr. Ryan and Mr. Erwin may purchase up to 462,963 and 154,321 shares, respectively, of the Company’s common stock at  $0.81 per share, the closing bid price of the Company’s common stock on August 4, 2005.  The Company’s stock issued to the Investors upon exercise of their warrants is subject to piggyback registration rights if the Company should file certain registration statements with the SEC.

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

Overview

Our current efforts are focused on improving cash flows, developing and manufacturing products and entering into relationships to market and sell our products.  Management’s objective is to manufacture and sell products in order to generate sufficient cash flows to sustain our operations.  An example of these efforts is demonstrated by our lead candidate molecule, Lysosomal acid lipase, or LAL, which is a naturally occurring human enzyme for treatment of certain lipid storage disorders and reduction of plaque in arteries.  We have done extensive process development and we now have a scalable method of manufacturing LAL to pharmaceutical specifications and are currently evaluating the quality and stability of the product.  Our strategy is to develop LAL first for certain smaller specialty markets that fall within the FDA’s Orphan Drug definition and subsequently move into larger, mainstream markets with an appropriate commercial partner.  We were awarded Orphan Drug Designation for our recombinant human LAL from the FDA.  In terms of partnering, we had entered into a paid collaboration with Bayer BioScience N.V., a division of the crop science unit within Bayer Holdings A.G., or Bayer BioScience.  Bayer BioScience and the Company have co-funded the initial phases of the LAL program and we have met or exceeded all the program milestones on time and within budget.  The next step for Bayer BioScience is to commit itself to the clinical development portion of the program, a decision that we anticipate them making sometime this fall.

Our cash balance was $362,000 at June 30, 2005, and we have incurred negative operating cash flows of $6,129,000 during the first six months of 2005 and $14,566,000 during 2004.  The current rate of cash usage raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.  In an effort to mitigate this near-term concern, we secured $1,000,000 in short-term debt financing and a $15,000,000 private equity agreement on August 5, 2005.  Prior to selling common stock under the private equity agreement, we must file a registration statement on SEC Form S-1 and this registration statement must become effective, which is expected within 90 to 120 days of August 5, 2005 subject to the SEC Staff’s review schedule.  However, we cannot assure you as to the amount that we will receive under the private equity agreement because such amount will depend upon our stock price and trading volume, and is subject to uncertainties related to obtaining shareholder approval to sell more than 19.99% of outstanding stock and filing an SEC Form S-1 registration statement.  In addition, we are seeking to secure funds for our subsidiary, PDI, and the Company, through a sale of PDI stock held by the Company.  We may also sell fixed assets and technology to obtain funds.  In addition, we are seeking to increase collaborative related cash flows by expanding existing relationships based on product opportunities.  However, we cannot assure you that we will successfully obtain funds through the sale of assets or PDI, or product related revenues, as such events are subject to factors beyond our control.

Recent Developments

We entered an agreement to manufacture and supply one of the Company’s proprietary protein products for distribution by EMD Biosciences, Inc., part of Merck KGaA’s Life Science and Analytics division.  In addition, we entered a collaborative research and development agreement with Bayer BioScience to investigate the potential application of the Company’s proprietary pharmaceutical product, Lysosomal acid lipase, or LAL, for an important orphan and other therapeutic disease applications.  We applied for and were subsequently granted Orphan Drug Designation from U.S. Food and Drug Administration for our LAL therapeutic enzyme.  We achieved preclinical milestones in the development of LAL in collaboration with Dr. Gregory A. Grabowski, M.D. at Cincinnati Children’s Hospital Medical Center.  We and Planet Biotechnology, Inc. (Planet) expanded the companies’ biomanufacturing program to extract and purify Planet’s lead product, CaroRx(TM), a plant-made antibody to control dental caries.

Related to our diagnostics subsidiary, PDI and PerkinElmer announced the discovery of blood biomarkers for Alzheimer’s disease based on the results of a joint study presented at the American Association for Clinical Chemistry Conference in Baltimore, Maryland.

The following financings have funded our operations during the first six months of 2005 and may provide continued funding subsequent to June 30, 2005:

•                  We entered into a $2.9 million loan agreement on December 17, 2004, with an initial advance of $1.0 million received on December 20, 2004, and a second advance of $1.9 million received on January 14, 2005.  In connection with this loan agreement, we issued a common stock purchase warrant to purchase a maximum of 700,000 shares of common stock at $1.42 per share.

•                  On March 3, 2005, we borrowed $0.6 million from Kevin J. Ryan, our President and Chief Executive Officer and a member of the our Board of Directors, or CEO, and issued him a convertible promissory note due on July 1, 2005.  Our CEO converted this promissory note into 631,579 shares of common stock of the Company on June 29, 2005 at a conversion price of $.95 per share.

•                  We borrowed an additional $3.0 million from our CEO on April 15, 2005, and issued him a promissory note due on April 17, 2006 and a common stock purchase warrant.  The holder of the warrant has the option either to purchase 903,614 shares of our common stock at $0.83 per share or common stock of our subsidiary, Predictive Diagnostics, Inc.

•                  The Company entered into a three-year private equity agreement with Brittany Capital Management Limited on August 5, 2005, which permits the Company to require Brittany Capital to purchase up to $15,000,000 of our common stock.  We have a right to periodically put common shares to Brittany Capital for which it will pay the Company cash at a seven percent (7%) discount to the then market price calculated over a 10 trading day period.  We must file a registration statement on SEC Form S-1 with respect to the resale of the securities by Brittany Capital, and the registration statement must be effective prior to the first put date.  We expect an S-1 registration to be effective within 90 to 120 days from August 5, 2005, subject to the SEC Staff’s review schedule.

•                  On August 5, 2005, we issued secured promissory notes beneficially to our CEO and Robert L. Erwin, Chairman of the Board of Directors, and accompanying warrants, in exchange for loans to the Company in the amounts of $750,000 and $250,000, respectively.

Results of Operations

Revenues — The following table presents the changes in revenues from 2004 to 2005:

	Three Months ended June 30,				Six Months ended June 30,
	2005	2004	Increase from 2004		2005	2004	Increase from 2004
Revenues	$680,000	$362,000	$318,000	88%	$1,113,000	$681,000	$432,000	63%

The revenue increase is primarily the result of the new contracts with Bayer BioScience that started in May 2005 and the US Army Medical Research Institute of Infectious Diseases, or USAMRIID, that started in December 2004.  We expect quarterly revenues to increase as we expand the LAL product initiative with Bayer BioScience.  If we are not able to increase revenues during 2005 with an expanded agreement with Bayer BioScience or other revenue sources, we will not be able to sustain operations, as they presently exist.

Development agreements and research and development expenses — The following table presents the changes in total research activity expenses from 2004 to 2005:

	Three Months ended June 30,				Six Months ended June 30,
	2005	2004	Increase (Decrease) from 2004		2005	2004	Increase (Decrease) from 2004
Development agreements	$1,255,000	$535,000	$720,000	135%	$1,925,000	$1,022,000	$903,000	88%
Research and development	1,591,000	2,280,000	(689,000)	(30)%	3,822,000	4,519,000	(697,000)	(15)%
Total research activities	$2,846,000	$2,815,000	$31,000	1%	$5,747,000	$5,541,000	$206,000	4%

Development agreements and research and development costs consist mainly of personnel expenses, outside research services, research materials and laboratory overhead costs.  Development agreement expenses, as they relate to activities performed under revenue generating research agreements and grants, have and are expected to fluctuate consistently with increases or decreases in revenues earned from research agreements and grants.  The increase in development agreement expense from 2004 to 2005 is primarily attributed to increased efforts under new contracts with Bayer BioScience and USAMRIID.  Development agreement expenses related to the Bayer BioScience contract were $0.6 million during the second quarter of 2005. Such expenses under the USAMRIID contract were $0.1 million and $0.3 million during the three and six months ended June 30, 2005, respectively.  We expect development agreement expense in the third quarter of 2005 to be consistent with the second quarter of 2005.  However, development agreement expense may increase if we enter into an expanded relationship with Bayer BioScience related to the LAL product initiative.  Research and development expenses from 2004 to 2005 have decreased by $0.7 million for both of the three and six months ended June 30 as research personnel were reassigned to development agreement activities.  We expect research and development expense in the third quarter of 2005 to be materially consistent with the second quarter, but may decrease if further resources are reassigned to the LAL product initiative.

General and administrative — The following table presents the changes in general and administrative expenses from 2004 to 2005:

	Three Months ended June 30,				Six Months ended June 30,
	2005	2004	Increase from 2004		2005	2004	(Decrease) from 2004
General and administrative	$1,697,000	$1,638,000	$59,000	4%	$3,146,000	$3,564,000	$(418,000)	(12)%

For the three months ended June 30, General and administrative expenses increased by $0.1 million because legal costs related to patents increased by approximately $0.3 million, and with other cost increases, exceeded $0.3 million of decreased costs related to the closure of the Germantown, Maryland facility in 2004.  Related to the Germantown, Maryland facility certain operating and clean-up expenses were only incurred during 2004 and facility rental expense in 2005 was offset by sublease rental receipts.  For the six months ended June 30, General and administrative expenses decreased by $0.4 million because costs related to the Germantown, Maryland facility decreased by approximately $0.7 million, and with other cost decreases exceeded $0.5 million of increased legal costs related to patents.

Interest income and expense — Interest income is not significant because of our declining cash and marketable securities balances available for investment.  Interest expense was not significant in 2004 because of the small amount of our long-term debt.  With the addition of debt of $2.9 million in December 2004 and January 2005, $0.6 million in March 2005 and $3.0 million in April 2005, interest expense increased substantially in 2005.  Interest expense includes finance charges of $0.3 million and $0.4 million for the three and six months ended June 30, 2005, respectively, related to the accretion of a debt discount due to the issuance of a warrant and the vesting of another warrant issued in connection with debt.  We expect interest expense to increase during the third and fourth quarter of 2005 due to the addition of debt on August 5, 2005.

Liquidity and Capital Resources

Our history of negative cash flows and our cash balance of $362,000 at June 30, 2005, raise substantial doubt about the Company’s ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern, we secured $1,000,000 in short-term debt financing and a $15,000,000 private equity agreement on August 5, 2005.  Prior to selling common stock under the private equity agreement, we must file a registration statement on SEC Form S-1 and this registration statement must become effective, which is expected within 90 to 120 days of August 5, 2005 subject to the SEC Staff’s review schedule.  However, we cannot assure you as to the amount that we will receive under the private equity agreement because such amount will depend upon our stock price and trading volume, and is subject to uncertainties related to obtaining shareholder approval to sell more than 19.99% of outstanding stock and filing an SEC Form S-1 registration statement.  In addition, we are seeking to sell stock of our subsidiary, PDI, or other technology and fixed assets, and to increase collaborative related cash flows by expanding existing relationships based on product opportunities.  However, we cannot assure you that we will successfully obtain funds through the sale of assets or PDI, or product related revenues, as such events are subject to factors beyond our control.

Net cash used in operating activities — The following table presents cash flows from operating activities for the first six months of 2005 and 2004:

	Six Months Ended June 30
	2005	2004
Cash paid to employees	$(3,169,000)	$(3,587,000)
Cash paid to suppliers	(3,769,000)	(4,756,000)
Total cash paid to employees and suppliers	(6,938,000)	(8,343,000)
Cash received from customers	965,000	844,000
Net interest received (paid)	(156,000)	29,000
Net cash used in operating activities	$(6,129,000)	$(7,470,000)

The decrease in cash paid to employees is the result of severance benefits paid during the first six months of 2004 to employees affected by our closure of our Germantown, Maryland facility.  The decrease in cash paid to suppliers is primarily the result of sublease rental receipts of $0.3 million that offset rental expense and decreased cash expenditures of $0.1 million related to our Germantown, Maryland facility, and $0.6 million of increased accounts payable and accrued expenses for the six months ended June 30, 2005.

The modest increase in cash received from customers is related to new contracts.  The interest paid in 2005 is related to the increased debt load.  We expect the negative operating cash flows to decrease in the third and fourth quarters of 2005 from the rate of the first six months of 2005, due to increased cash receipts from our collaborators related to current product initiatives, or reduced disbursements as operations are further restructured.

Net cash used in investing activities — We spent $0.1 million on capital expenditures during the first six months of 2005.  We have no material capital expenditure commitments at June 30, 2005.  We anticipate that our biomanufacturing facility in Owensboro, Kentucky, may require capital expenditures to support our business objectives if we sign revenue-generating contracts.

Net cash provided by financing activities — In 2000 we received net proceeds of $88.8 million from our initial public offering, which sustained our operations through 2003.  Financing activities have not provided significant cash flows from 2001 through 2003.  On March 8, 2004, we received net proceeds of approximately $7.5 million in a private placement of common stock.

On December 17, 2004, we entered into a $2.9 million loan agreement, with an initial advance of $1.0 million received on December 20, 2004, and a second advance of $1.9 million received on January 14, 2005.  Borrowings under the loan bear interest at 8% and are secured by our assets located at our Owensboro, Kentucky facility; and certain patented intellectual property and related know-how.

On March 3, 2005, we issued a $600,000 convertible promissory note, or Note, to our CEO.  The Note was converted into 631,579 shares of our Common Stock on June 29, 2005 at a conversion price of $.95 per share according to the terms of the Note.

On April 15, 2005, we received $3,000,000 in cash in exchange for a promissory note, or Promissory Note, and warrant issued to our CEO.  The Promissory Note bears interest at the prime rate plus two percent per annum initially at 7.75% due monthly starting May 15, 2005 with a rate not less than 7.25%.  The Promissory Note is due on April 17, 2006.  Borrowings under the loan are secured by certain intellectual property related to PDI.  The Promissory Note may be prepaid by us without penalty at any time.  Our CEO may elect to be repaid up to $1,500,000 as a result of any Company financing event with net proceeds of $4,000,000 or more.  The warrant may either be used to purchase 903,614 shares of our common stock at $0.83 per share or common stock of our PDI subsidiary and expires on April 15, 2011.

On August 5, 2005, we entered into a three-year private equity agreement with Brittany Capital Management Limited, which permits us to deliver from time to time puts requiring Brittany Capital to purchase up to $15,000,000 of our common stock.  We have a right to periodically put common shares to Brittany Capital for which it will pay the Company cash at a seven percent (7%) discount to the then market price calculated over a 10 trading day period.  We must file a registration statement on SEC Form S-1 with respect to the resale of the securities by Brittany Capital, and the registration statement must be effective prior to the first put date.  We expect an S-1 registration to be effective within 90 to 120 days from August 5, 2005, subject to the SEC Staff’s review schedule.

On August 5, 2005, we issued secured promissory notes beneficially to our CEO and Robert L. Erwin, Chairman of the Board of Directors, and accompanying warrants, in exchange for loans to the Company in the amounts of $750,000 and $250,000, respectively.

Critical Accounting Policies

We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Long-Lived Assets — Our long-lived assets include capitalized costs of filing patent applications, capitalized licenses and property and equipment.  We evaluate our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s judgment.  If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount over the fair value of the assets.

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

Stock-Based Compensation — We adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” effective January 1, 2003 for its stock-based employee compensation plans using the prospective recognition method under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123.”  This method applies the recognition provisions of SFAS 123 to all employee stock awards granted, modified or settled after January 1, 2003 and accordingly, recognized compensation expense for those issuances under our stock-based employee compensation plans.  Methodologies used for calculations such as the Black-Scholes option-pricing model and variables such as volatility and expected life are based upon management’s judgment.  Such methodologies and variables are reviewed and updated periodically for appropriateness and affect the amount of recorded charges.

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

Factors That May Affect Our Business

Risks Related To Our Business

The Company’s recurring losses from operations and current cash and cash equivalents balance raise substantial doubt about its ability to continue as a going concern.

Our cash balance was $362,000 at June 30, 2005, and we have incurred negative operating cash flows of $6,129,000 during the first half of 2005 and $14,566,000 during 2004.  We have realized significant net losses in recent years and in the six months ended June 30, 2005.  Based upon our current cash balance, our current rate of negative operating cash flows and the expected cost to complete the development of our products, we cannot assure you that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

Our revenues were $1,767,000 for the year ended December 31, 2004 and $1,113,000 for the six months ended June 30, 2005.  We may be required to further reduce our operating costs by further restructuring our operations or reducing the scope of our development programs.  These actions would adversely affect our ability to generate new sources of revenue.  If we are unable to significantly increase our revenues and cash received from customers, we will not be able to sustain operations as they presently exist, and our business will suffer.

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

Our stock could be delisted from the Nasdaq SmallCap Market if it does not meet its continued listing requirements.

On June 16, 2005, we received notice from the Staff of the Nasdaq Stock Market that the Company does not currently comply with Marketplace Rule 4450(a)(5), which is a requirement for continued listing on the Nasdaq SmallCap Market, or Nasdaq, because the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for the previous 30 consecutive business days.  We have a 180-day cure period during which our stock must meet the $1.00 minimum bid price requirement.  If our stock price does not trade above $1.00 for at least ten consecutive days during the 180-day cure period, we are entitled to a hearing.  However, we cannot assure you that our common stock will not be delisted from Nasdaq following such hearing.  Delisting from Nasdaq may, among other things, limit liquidity.  If our stock is potentially subject to delisting from Nasdaq, we may have the ability to increase our stock price through certain capital transactions including a reverse stock split.

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

Alternative technologies may supersede our technologies or make them noncompetitive.

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

Although we plan to enter into sales and marketing arrangements with third parties, we may not be able to enter into these arrangements on favorable terms, if at all.  We must also expand our business development force with sufficient technical expertise to generate demand for our products and technologies.  Our possible inability to hire business development personnel or contract for effective sales and marketing capabilities would significantly impair our ability to commercialize our products and technologies.

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

Our directors, our executive officers and principal stockholders affiliated with our directors and executive officers beneficially own, in the aggregate, approximately 22% of our outstanding common stock as of August 8, 2005.  The concentration of ownership in combination with other common stockholders may collectively influence significant corporate transactions such as mergers, changes in control, consolidation or sale of some or all of our assets, and other significant corporate transactions requiring shareholder approval.

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

(b)         Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2005, we received $3,000,000 in cash in exchange for a promissory note, or Promissory Note, issued to Kevin J. Ryan, our President and Chief Executive Officer and a member of our Board of Directors, or CEO.  The Promissory Note bears interest at the prime rate plus two percent per annum initially at 7.75% due monthly starting May 15, 2005 with a rate not less than 7.25%.  The Promissory Note is due on April 17, 2006.  Borrowings under the loan are secured by certain intellectual property related to PDI.  The Promissory Note may be prepaid by us without penalty at any time.  The holder of the Promissory Note may elect to be repaid up to $1,500,000 as a result of any Company financing event with net proceeds of $4,000,000 or more.

In connection with the Promissory Note, we issued a common stock purchase warrant that expires on April 15, 2011.  The holder of the warrant has the option either to purchase 903,614 shares of the Company’s common stock at $0.83 per share or common stock of our subsidiary, Predictive Diagnostic, Inc, or PDI.  The PDI exercise price would be the lowest price per share of the PDI stock in any PDI financing event of no less than $1,500,000.  The number of warrant shares would be determined by dividing $3,000,000 by the PDI exercise price.  PDI common stock issuable pursuant to the warrant would be subject to exchange and underwriter’s holding period restrictions, or “lock-ups”.  The warrant was issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that its issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and CEO is an “accredited investor,” as defined in the Act.

On March 3, 2005, we issued a convertible promissory note (“Note”) to our CEO, in return for a loan in principal amount of $600,000.  The Note was converted into 631,579 shares of our Common Stock on June 29, 2005 at a conversion price of $.95 per share according to the terms of the Note.  The Note and converted shares were issued under Section 4(2) of the Securities Act of 1933 in reliance upon the provisions of Regulation D promulgated thereunder and was made without general solicitation or advertising.  Our CEO is an accredited investor and has access to all relevant information to evaluate the investment and represented to us that the shares were being acquired for investment.

On August 5, 2005, the Company entered into a three-year private equity agreement with Southridge Capital Management LLC’s advised fund, Brittany Capital Management Limited, which permits the Company to require Brittany Capital to purchase up to $15,000,000 of LSBC common stock.  The Company has a right to periodically put common shares to Brittany Capital for which it will pay LSBC cash at a seven percent (7%) discount to the then market price calculated over a 10 trading day period.  Each put transaction must have a minimum purchase price of $25,000 and the number of shares issuable is limited to a maximum of five hundred percent (500%) of the weighted average volume for the twenty (20) trading days immediately preceding the put date, up to 4.99% of all of the Company’s outstanding common stock on a transaction closing date.  The agreement commits LSBC to put shares having a minimum aggregate purchase price of $2,000,000 and a maximum aggregate purchase price of $15,000,000 over the term of the agreement.  The maximum aggregate number of shares put to Brittany Capital may not exceed 19.99% of the Company’s currently outstanding common stock, or approximately 6,430,000 shares, unless the Company seeks and obtains stockholder approval in accordance with rules and requirements of the NASD and the Nasdaq SmallCap Market.  The Company must file a registration statement on SEC Form S-1 with respect to the resale of the securities by Brittany Capital, and the registration statement must be effective prior to the first put date.  The private equity agreement was issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that its issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and Brittany Capital Management Limited is an “accredited investor,” as defined in the Act.

In connection with the secured promissory notes issued on August 5, 2005, the Company issued common stock purchase warrants that may be exercised commencing on February 5, 2006 and which expire on February 5, 2011. Mr. Ryan and Mr. Erwin, the holders of the warrants, may purchase up to 462,963 and 154,321 shares, respectively, of the Company’s common stock at the exercise price of $0.81 per share, the closing bid price of the Company’s common stock on August 4, 2005.  The Investors have the piggyback registration rights for the Company’s stock issued to the Investors upon exercise of their warrants.  The warrants were issued under Section 4(2) of the Securities Act of 1933 in reliance upon the provisions of Regulation D promulgated thereunder and were made without general solicitation or advertising.  The Investors are accredited investors and have access to all relevant information to evaluate the investment and represented to us that the shares were being acquired for investment.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 24, 2005.  Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against, withheld or abstained.

Proposal 1:  The election of Robert L. Erwin, Ulrich M. Grau, Ph.D., Bernard I. Grosser, M.D., Sol Levine and Kevin J. Ryan as directors of the Company, to serve until the 2006 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Nominee	Total Votes For all Nominees	Total Votes Withheld From All Nominees
Robert L. Erwin	23,404,862	375,524
Ulrich M. Grau, Ph.D.	23,661,949	118,437
Bernard I. Grosser, M.D.	23,549,639	230,747
Sol Levine	23,488,561	291,825
Kevin J. Ryan	23,414,573	365,813

Proposal 2:  Ratification of Macias Gini & Company LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005.

Total Votes For	Total Votes Against	Abstained
23,659,465	96,976	23,945

Item 6.  Exhibits

List of Exhibits:

Exhibit	Exhibit	Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
4.1	Warrant to Purchase Common Stock, dated as of April 15, 2005, issued by Large Scale Biology Corporation and Predictive Diagnostics, Inc. in favor of Kevin J. Ryan.	8-K	04/21/05	4.1
4.2	Amended and Restated Rights Agreement dated June 29, 2005 between the Registrant and American Stock Transfer and Trust Company	8-K	07/6/05	4.1
10.1	Note and Warrant Purchase Agreement, dated as of April 15, 2005, executed by Large Scale Biology Corporation, Predictive Diagnostics, Inc. and Kevin J. Ryan.	8-K	04/21/05	10.1
10.2	Secured Promissory Note, dated as of April 15, 2005, issued by Large Scale Biology Corporation in favor of Kevin J. Ryan.	8-K	04/21/05	10.2
10.3	Security Agreement, dated as of April 15, 2005, executed by Large Scale Biology Corporation in favor of Kevin J. Ryan.	8-K	04/21/05	10.3
10.4	Patent Security Agreement, dated as of April 15, 2005, executed by Large Scale Biology Corporation in favor of Kevin J. Ryan.	8-K	04/21/05	10.4
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Large Scale Biology Corporation

Date: August 15, 2005	By:	/s/ Ronald J. Artale
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