Form 10-Q
period 2005-09-30
LARGE SCALE BIOLOGY CORP
filed 2005-11-18
CIK 1108951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No  ☒

The number of shares outstanding of registrant’s common stock, $0.001 par value, as of November 10, 2005:  32,239,614

Large Scale Biology Corporation

Form 10-Q

For the Quarter Ended September 30, 2005

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (Unaudited)

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 2.	Unrestricted Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Large Scale Biology Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$85,000	$1,112,000
Accounts receivable, net	223,000	133,000
Prepaid expenses	533,000	521,000
Total current assets	841,000	1,766,000
Property, plant, and equipment, net	6,446,000	7,798,000
Intangible assets, net	1,745,000	2,194,000
Other assets	1,235,000	1,037,000
	$10,267,000	$12,795,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,615,000	$735,000
Accrued employee compensation	466,000	343,000
Accrued expenses	109,000	24,000
Current portion of debt	6,259,000	—
Deferred revenue and customer advances	56,000	28,000
Total current liabilities	8,505,000	1,130,000
Long-term debt	—	1,000,000
Accrued stock compensation	452,000	898,000
Deferred rent	374,000	336,000
Total liabilities	9,331,000	3,364,000
Stockholders’ equity:
Common stock, par value $.001 per share; 60,000,000 shares authorized; 32,239,614 and 31,382,813 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	204,152,000	201,074,000
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ notes receivable	(4,000)	(20,000)
Accumulated deficit	(203,212,000)	(191,623,000)
Total stockholders’ equity	936,000	9,431,000
	$10,267,000	$12,795,000

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$1,097,000	$523,000	$2,210,000	$1,204,000
Costs and expenses:
Development agreements	1,521,000	647,000	3,446,000	1,669,000
Research and development	906,000	2,304,000	4,728,000	6,823,000
General and administrative	1,151,000	1,761,000	4,297,000	5,325,000
Impairment of property	231,000	—	231,000	—
Total costs and expenses	3,809,000	4,712,000	12,702,000	13,817,000
Loss from operations	(2,712,000)	(4,189,000)	(10,492,000)	(12,613,000)
Interest income (expense), net	(571,000)	18,000	(1,097,000)	47,000
Net loss	$(3,283,000)	$(4,171,000)	$(11,589,000)	$(12,566,000)
Net loss per share - basic and diluted	$(0.10)	$(0.13)	$(0.37)	$(0.42)
Weighted average shares outstanding - basic and diluted	32,159,183	31,243,854	31,691,747	29,921,779

See accompanying notes to condensed consolidated financial statements.

Large Scale Biology Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(11,589,000)	$(12,566,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	1,146,000	1,107,000
Amortization of intangible assets	449,000	398,000
Stock compensation expense	569,000	749,000
Vesting of warrant issued with debt and accretion of interest	793,000	—
Impairment of property	231,000	—
Loss on sale of equipment	—	18,000
Loan forgiveness	15,000	—
Changes in assets and liabilities:
Accounts receivable	(90,000)	(35,000)
Prepaid expenses	(12,000)	(222,000)
Other assets	(198,000)	(237,000)
Accounts payable	1,006,000	(53,000)
Accrued employee compensation	123,000	(481,000)
Accrued expenses	85,000	81,000
Deferred revenue and customer advances	28,000	(46,000)
Deferred rent	38,000	—
Net cash used in operating activities	(7,406,000)	(11,287,000)
Cash flows from investing activities:
Proceeds from sale of assets	—	156,000
Capital expenditures	(151,000)	(434,000)
Increase in patents and intellectual property licenses	—	(12,000)
Net cash used in investing activities	(151,000)	(290,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	29,000	7,617,000
Proceeds from issuance of debt and related warrants	6,500,000	—
Proceeds from stockholder loan payments	1,000	4,000
Change in restricted cash	—	144,000
Principal payments on long-term debt	—	(39,000)
Net cash provided by financing activities	6,530,000	7,726,000
Net decrease in cash and cash equivalents	(1,027,000)	(3,851,000)
Cash and cash equivalents at beginning of period	1,112,000	7,737,000
Cash and cash equivalents at end of period	$85,000	$3,886,000

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

The Company incurred net losses of $11,589,000 and $17,425,000, and negative operating cash flows of $7,406,000 and $14,566,000 in the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.  These negative cash flows were financed primarily by proceeds from the Company’s IPO in 2000, a private placement of our common stock during the first quarter of 2004 and loans received during December 2004 and the first nine months of 2005.  The Company’s history of negative cash flows and its cash and cash equivalents balance of $85,000 at September 30, 2005 raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.  In an effort to mitigate this near-term concern, the Company received $500,000 under a short-term secured loan on October 24, 2005.  Under the terms of that arrangement, the Company may receive up to an additional $1,000,000 in short term loans, subject to certain conditions (see Note 7).  Additionally, the Company entered into a $15,000,000 private equity agreement on August 5, 2005 (see Note 5).  Regardless of the ultimate amount of proceeds received from these recent financings, the Company anticipates that it will need to obtain additional sources of cash flows in order to continue its operations.

Prior to selling common stock under the private equity agreement, the Company must file a registration statement with the Securities and Exchange Commission (“SEC”) and this registration statement must become effective.  The private equity agreement is subject to factors and restrictions that could limit the amount we receive under the private equity agreement including our stock price, trading volume that may be affected by continued listing on the Nasdaq Capital Market, formerly known as the Nasdaq SmallCap Market, and without stockholder approval, a maximum of 6,429,828 issuable shares representing 19.99% of our total outstanding shares at August 5, 2005.  We cannot assure you as to the amount that we will receive under the private equity agreement because of uncertainties related to these and other factors and restrictions.  We do not currently comply with the Nasdaq Marketplace Rules because the bid price of our common stock has closed below the minimum $1.00 per share requirement for 30 consecutive business days.  Our common stock will continue to be listed on the Nasdaq Capital Market during this cure period, which ends on December 13, 2005.  We will seek to regain compliance within this cure period.

In addition, we are seeking to increase collaborative related cash flows by expanding existing relationships based on product opportunities and to sell stock of our subsidiary, PDI, or other technology and fixed assets.  However, we cannot assure you that we will successfully obtain funds through the sale of our stock, assets or PDI, or through product related revenues, as such events are subject to factors beyond our control.

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

Segment Reporting — The Company operates in one reportable segment.

Intangible Assets — The following table presents the carrying values and accumulated amortization of intangible assets as of September 30, 2005:

Capitalized patent costs	$1,852,000
Intellectual property licenses	3,264,000
5,116,000
Accumulated amortization	(3,371,000)
$1,745,000

Stock-Based Compensation — The Company adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” effective January 1, 2003 for its stock-based employee compensation plans using the prospective recognition method under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123.”  This method applies the recognition provisions of SFAS 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, recognized compensation expense for those issuances under our stock-based employee compensation plans.  The fair values of stock options were estimated at the date of grant using the Black-Scholes option-pricing model and are being amortized over the vesting period of generally 3 years.  For stock awards granted prior to January 1, 2003, compensation expense has not been recognized under SFAS 123, unless those stock awards were modified after January 1, 2003.  During December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share Based Payment,” was issued requiring the expensing of all stock-based compensation.  The Company is evaluating the effects of SFAS 123R but believes its implementation will not have a material effect on the Company’s financial statements since the Company had already adopted SFAS 123 for its stock-based employee compensation plans as described above.

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

The following table presents the effect on net loss and net loss per share if we had always applied the fair value recognition provisions of SFAS 123 to stock-based awards to employees:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Net loss as reported	$(3,283,000)	$(4,171,000)	$(11,589,000)	$(12,566,000)
Stock-based employee compensation expense included in reported net loss for awards issued from 2003 through 2005	160,000	307,000	576,000	698,000
Stock-based employee compensation expense determined using the fair value method for all awards, net of tax	(163,000)	(630,000)	(828,000)	(1,749,000)
Pro forma net loss	$(3,286,000)	$(4,494,000)	$(11,841,000)	$(13,617,000)
Net loss per share:
Basic and diluted – as reported	$(0.10)	$(0.13)	$(0.37)	$(0.42)
Basic and diluted – pro forma	$(0.10)	$(0.14)	$(0.37)	$(0.46)

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model and amortized over the vesting period of typically 3 or 4 years for the calculation of stock-based employee compensation in the above table.  The Company granted 78,000 and 539,000 stock options to employees and directors during the nine months ended September 30, 2005 and 2004, respectively.

Stock options issued to non-employees as consideration for services provided to the Company have been and continue to be accounted for under the fair value method in accordance with SFAS 123, which requires that compensation expense be recognized for all such options.

Net Loss Per Share — Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  The weighted average number of potentially dilutive common shares were 104,807 and 309 for the three months ended September 30, 2005 and 2004, respectively, and 243,434 and 551,484 for the nine months ended September 30, 2005 and 2004, respectively.  These shares are excluded from diluted net loss per share because of their anti-dilutive effect.

Reclassifications — Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

2.              Settlement with National Institute of Environmental Health Sciences and Asset Impairment

The Company’s contract with the National Institute of Environmental Health Sciences (“NIEHS”) was terminated on December 31, 2003.  The Company entered into a settlement agreement for reimbursement of termination costs with NIEHS and received the settlement of $370,000 on August 17, 2005.  Leasehold improvements in Germantown, Maryland were previously tested for impairment by comparing the carrying value of leasehold improvements to expected future cash flows including those from the NIEHS settlement.  An impairment test resulted from the receipt of the NIEHS settlement as it was an event indicating that the carrying value of leasehold improvements may be impaired.  Leasehold improvements were reduced by an impairment charge of $231,000 and the remaining net cost of leasehold improvements of $641,000 will be expensed matching future income from a property sublease.

3.              Debt

On December 17, 2004, the Company entered into a $2.9 million loan agreement, with an initial advance of $1.0 million received on December 20, 2004, and a second advance of $1.9 million received on January 14, 2005.  In connection with this loan agreement, the Company issued a common stock purchase warrant to purchase a maximum of 700,000 shares of common stock at $1.42 per share (see Note 5).  Borrowings under the loan bear interest at 8% and are secured by a first priority lien on the Company’s assets located at its Owensboro, Kentucky facility including land, building and improvements; fixtures, machinery and equipment; and certain patented intellectual property and related know-how used at the Owensboro facility.  The borrowed funds were partially used to repay existing long-term debt and the use of such funds is restricted to working capital and acquisition of machinery and equipment to be installed at the Owensboro facility.  The loan contains certain representations and warranties and financial and other covenants.  In addition, the Company is subject to covenants limiting transactions with affiliates, additional indebtedness and leases, asset sales, and liens on properties.  The Company believes that it is in full compliance with these covenants.  The principal balance under the loan is due on June 17, 2006 and interest is due quarterly commencing on March 17, 2005.

On April 15, 2005, the Company received $3,000,000 in cash in exchange for a promissory note (“Promissory Note”) and warrant (see Note 5) issued to Kevin J. Ryan, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors (“CEO”).  The Promissory Note bears interest at the prime rate plus two percent per annum initially at 7.75% due monthly starting May 15, 2005 with a rate not less than 7.25%.  The Promissory Note is due on April 17, 2006.  Borrowings under the loan are secured by certain intellectual property related to PDI.  The Promissory Note may be prepaid by the Company without penalty at any time.  Our CEO may elect to be repaid up to $1,500,000 as a result of any Company financing event with net proceeds of $4,000,000 or more.  The fair value of the warrant was estimated on April 15, 2005 assuming the purchase of the Company’s common stock, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 109%, risk-free interest rate of 4.2%, initial expected life of six years and no expected dividend yield.  The resulting fair value of $664,000 was recorded as equity and the remaining $2,336,000 was recorded as debt.  The debt discount of $664,000 due to the issuance of the warrant is accreted as interest over the loan period using a method approximating the effective interest method and resulted in $166,000 and $304,000 of interest expense being recorded during the three and nine months ended September 30, 2005, respectively, in the condensed consolidated statements of operations.

On August 5, 2005, the Company issued secured promissory notes (“Notes”) beneficially to Kevin J. Ryan, the Company’s President and Chief Executive Officer and a member of the Board of Directors, and Robert L. Erwin, Chairman of the Board of Directors (“Investors”), and accompanying warrants (see Note 5), in exchange for loans to the Company in the amounts of $750,000 and $250,000, respectively.  The Notes bear interest at the prime rate plus two percent per annum initially at 8.25% due monthly starting September 15, 2005 with a rate not less than 7.25%.  The Notes are due on January 31, 2006.  Borrowings under these loans are secured by the Company’s real property located in Owensboro, Kentucky.  The Notes may be prepaid by the Company without penalty at any time.  The Notes provide the Investors with the option to accelerate payment of the unpaid principal balance upon certain financing transactions by the Company.  The fair value of the warrants were estimated on August 5, 2005, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 109%, risk-free interest rate of 4.3%, initial expected life of five and one-half years and no expected dividend yield.  The resulting fair value of $414,000 was recorded as equity and the remaining $586,000 was recorded as debt.  The debt discount of $414,000 due to the issuance of the warrant will be accreted as interest over the loan period using a method approximating the effective interest method and resulted in $133,000 of interest expense being recorded during the third quarter of 2005 in the condensed consolidated statements of operations.

The carrying value of debt as presented in the condensed consolidated balance sheet at September 30, 2005 is:

	Maturity Value	Discounted Value
Note payable due June 17, 2006	$2,900,000	$2,900,000
Note payable due April 17, 2006	3,000,000	2,640,000
Note payable due January 31, 2006	1,000,000	719,000
Total debt	$6,900,000	$6,259,000

4.              Commitments

On August 5, 2005, the Company entered into a three-year private equity agreement with Southridge Capital Management LLC’s advised fund, Brittany Capital Management Limited, which permits the Company to require Brittany Capital to purchase up to $15,000,000 of the Company’s common stock (see Note 5).  The Company has a right to periodically put common shares to Brittany Capital for which it will pay the Company cash at a seven percent (7%) discount to the then market price calculated over a 10 trading day period.  The agreement commits the Company to put shares having a minimum aggregate purchase price of $2,000,000 and a maximum aggregate purchase price of $15,000,000 over the term of the agreement.  A fee of up to $140,000 is owed to Brittany if the total put shares have a value of less than the minimum aggregate purchase price.  The Company must file a registration statement on SEC Form S-1 with respect to the resale of the securities by Brittany Capital, and the registration statement must be effective prior to the first put date.

5.              Stockholders’ Equity

Common Stock

On August 5, 2005, the Company entered into a three-year private equity agreement with Southridge Capital Management LLC’s advised fund, Brittany Capital Management Limited, that was amended and restated on October 12, 2005, which permits the Company to require Brittany Capital to purchase up to $15,000,000 of the Company’s common stock.  The Company has a right to periodically put common shares to Brittany Capital for which it will pay the Company cash at a seven percent (7%) discount to the then market price calculated over a 10 trading day period.  Each put transaction must have a minimum purchase price of $25,000 and the number of shares issuable is limited to a maximum of five hundred percent (500%) of the weighted average volume for the twenty (20) trading days immediately preceding the put date, up to 4.99% of all of the Company’s outstanding common stock on a transaction closing date.  The agreement commits the Company to put shares having a minimum aggregate purchase price of $2,000,000 and a maximum aggregate purchase price of $15,000,000 over the term of the agreement. A fee of up to $140,000 is owed to Brittany if the total put shares have a value of less than the minimum aggregate purchase price.  The maximum aggregate number of shares put to Brittany Capital may not exceed 19.99% of the Company’s currently outstanding common stock, or approximately 6,430,000 shares, unless the Company obtains stockholder approval.  The agreement terminates at the earlier of Brittany Capital having purchased the maximum number of shares allowed; the Company no longer maintains the listing of its common stock on a principal stock market; or three years.  The Company must file a registration statement with the SEC with respect to the resale of the securities by Brittany Capital, and the registration statement must be effective prior to the first put date.

On March 3, 2005, the Company issued a $600,000 convertible promissory note (“Note”) to Kevin J. Ryan, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors.  The Note bears interest at 8% and is due on July 1, 2005.  The Note is convertible into common stock of the Company, at the option of the holder, on or before the due date, at a conversion price equal to the greater of the closing price of the Company’s common stock on March 3, 2005, or 90% of the average of the closing prices of Company’s common stock on the 22 trading days ending the day before the conversion of the Note.  The Note was converted into 631,579 shares of the Company’s common stock on June 29, 2005 at a conversion price of $.95 per share according to the terms of the Note.

Warrants

The Company reserved 700,000 shares of common stock for issuance upon the exercise of a warrant granted on December 17, 2004, in connection with the Company’s issuance of a promissory note under a loan agreement (see Note 3).  The warrant is exercisable starting the earlier of July 31, 2006 or 45 days following the prepayment of the promissory note, and has an exercise price of $1.42 per share, subject to adjustments for stock splits, combinations, reclassifications and similar events, and expire on December 17, 2011.  The number of shares issuable under the warrant is to be determined according to a formula based on the aggregate daily principal loan balance up to a maximum of 700,000 shares of the Company’s common stock.  Issuable under the warrant are 355,685 shares of common stock as of September 30, 2005.  The Company has granted the warrant holder certain registration rights with respect to the shares issuable upon exercise of the warrant.  The fair value of the shares issuable under this warrant was estimated with the initial advance of $1.0 million received on December 20, 2004, and $1.9 million received on January 14, 2005, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 118% and 109%, respectively, risk-free interest rate of 4.2% and 4.1%, respectively, initial expected life of seven years and no expected dividend yield.  The resulting fair value is being amortized over the loan period and resulted in $356,000 of interest expense being recorded during the first nine months of 2005 in the consolidated statements of operations.

The Company reserved 903,614 shares of common stock for issuance upon the exercise of a warrant granted on April 15, 2005 in connection with the Company’s issuance of a promissory note to our CEO (see Note 3).  The warrant may either be used to purchase 903,614 shares of the Company’s common stock at $0.83 per share or common stock of the Company’s PDI subsidiary, and expires on April 15, 2011.  The PDI exercise price would be the lowest price per share of the PDI stock in any PDI financing event of no less than $1,500,000.  The number of warrant shares would be determined by dividing $3,000,000 by the PDI exercise price.  PDI common stock issuable pursuant to the warrant would be subject to exchange and underwriter’s holding period restrictions, or “lock-ups”.  The fair value of the warrant was estimated on April 15, 2005 to be $664,000 assuming the purchase of the Company’s common stock, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 109%, risk-free interest rate of 4.2%, initial expected life of six years and no expected dividend yield.

The Company reserved 617,284 shares of common stock for issuance upon the exercise of warrants granted on August 5, 2005 in connection with the Company’s issuance of secured promissory notes to Investors (see Note 3).  The common stock purchase warrants may be exercised commencing on February 5, 2006 and expire on February 5, 2011.  Mr. Ryan and Mr. Erwin may purchase up to 462,963 and 154,321 shares, respectively, of the Company’s common stock at  $0.81 per share, the closing bid price of the Company’s common stock on August 4, 2005.  The Company’s stock issued to the Investors upon exercise of their warrants is subject to piggyback registration rights if the Company should file certain registration statements with the SEC.  The fair value of the warrants were estimated on August 5, 2005, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 109%, risk-free interest rate of 4.3%, initial expected life of five and one-half years and no expected dividend yield.  The resulting fair value of $414,000 was recorded as equity and the remaining $586,000 was recorded as debt.  The debt discount of $414,000 due to the issuance of the warrant will be accreted as interest over the loan period using a method approximating the effective interest method.

6.              Supplemental Cash Flow Disclosures

On March 3, 2005, the Company issued a convertible promissory note (“Note”) maturing on July 1, 2005 to Kevin J. Ryan in exchange for $600,000.  The conversion of the Note into 631,579 shares of the Company’s common stock on June 29, 2005 resulted in debt decreasing and stockholder’s equity increasing by $600,000 as presented in the condensed consolidated balance sheet.

Approximately $15,000 of an employee loan that has been presented as stockholders notes receivable in the condensed consolidated balance was forgiven by the Board of Directors in April 2005 and resulted in a non-cash charge to operating activities.

Included in interest expense for the nine months ended September 30, 2005 was non-cash financing expense of $356,000 related to the vesting of a warrant issued with debt and $437,000 related to accretion of interest.

7.              Subsequent Events

On October 24, 2005, the Company received $500,000, the initial advance of up to four advances, under a $1,500,000 short-term secured loan agreement (the “Loan”) with Agility Capital, LLC (“Agility”) and issued to Agility a ten-year warrant (the “Warrant”), entitling Agility to purchase up to 750,000 shares of the Company’s common stock.  The second advance of up to $150,000 is available after Agility inspects and approves of the Company’s Owensboro, Kentucky facility.  The third advance of up to $350,000 is available upon the opening of escrow for the sale (including sale and lease back) of certain assets of the Company or upon signing a term sheet for an agreement covering the licensing of certain of the Company’s technology to a third party unrelated to Agility.  Any proceeds received from a licensing agreement are to be first used to repay the third advance from Agility.  The fourth advance of up to $500,000 is available upon certain events involving the sale of certain assets.  All outstanding amounts are due and payable on December 31, 2005 (the “Maturity Date”).  If an escrow has been opened for the sale of certain assets of the Company and Agility has approved the terms of such sale, the Maturity Date will be extended until March 31, 2006 provided principal reduction payments of at least $100,000 or 15% of the outstanding obligations are made on January 1, 2006, February 1, 2006 and March 1, 2006.  Interest on the Loan is at 12% annually due on the first day of each month during the term of the Loan, commencing November 1, 2005.  The Loan is secured by substantially all of the Company’s personal property assets; property, furniture and equipment; and intangibles and other assets.  Agility may accelerate payments owed under the Loan including default fees and foreclose upon the assets securing the Loan, upon an event of default under the Loan.  In addition, Agility is entitled to an exit fee of at least $450,000 upon certain triggering events including an uncured event of default, sale, lease or license of substantially all of the Company’s assets and a liquidation of the Company.  The Company plans to repay this loan with proceeds from asset sales or receipts from collaborative arrangements.

The Warrant gives Agility the right to purchase shares of the Company’s common stock numbering 500,000 shares on October 24, 2005, 50,000 additional shares upon the second advance, 75,000 additional shares upon the third advance, and 125,000 additional shares upon the fourth advance under the Loan.  The Warrant expires on December 31, 2015.  The number of shares issued under this Warrant may increase by an amount in excess of 1% of Company’s outstanding fully diluted stock upon an event of default under the Loan or failure to register the shares of common stock to be issued under the Warrant.  The Warrant’s exercise price is the lower of $0.68 or the average closing price of the Company’s common stock for the thirty trading days prior to the exercise date.  The exercise price and the number of shares exercisable will be adjusted if the Company sells, issues or grants additional shares of its common stock or common stock equivalents at less than $0.68 per share.  Agility may elect to exercise the Warrant without cash consideration by reducing the number of shares received upon exercise.  The Company is required to register the shares of common stock to be issued under the Warrant by filing a Form S-3 registration statement on or prior to December 15, 2005 and shall cause the Form S-3 to be declared effective on or prior to February 1, 2006.

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

Overview

Our current efforts are to generate revenue and improve cash flows by developing and manufacturing products and entering into relationships to market and sell our products.  Management’s objective is to manufacture and sell products in order to generate sufficient cash flows to sustain our operations.  An example of these efforts is demonstrated by our lead candidate molecule, Lysosomal acid lipase, or LAL, which is a naturally occurring human enzyme for treatment of certain lipid storage disorders and reduction of plaque in arteries.  We have done extensive process development and we now have a scalable method of manufacturing LAL to pharmaceutical specifications and are currently evaluating the quality and stability of the product.  Our strategy is to develop LAL first for certain smaller specialty markets that fall within the FDA’s Orphan Drug definition and subsequently move into larger, mainstream markets with an appropriate commercial partner.  On July 14, 2005, we were awarded Orphan Drug Designation for our recombinant human LAL from the FDA.  To expedite clinical and commercial development of our product and to generate cash flow, we have entered into a paid collaboration with Bayer BioScience N.V., a division of the crop science unit within Bayer Holdings A.G., or Bayer BioScience.  We and Bayer BioScience have co-funded the initial phases of the LAL program and we have met or exceeded all the program milestones on time and within budget.  The next step for Bayer BioScience is to commit to the clinical development portion of the program, a decision that we anticipate them making sometime this fall.

Our cash balance was $85,000 at September 30, 2005, and we have incurred negative operating cash flows of $7,406,000 during the first nine months of 2005 and $14,566,000 during the year ended December 31, 2004.  The current rate of cash usage raises substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should we be unable to continue as a going concern.  In an effort to mitigate this near-term concern, on October 24, 2005 we received $500,000 under a short-term secured loan, and on August 5, 2005 we secured $1,000,000 in short-term debt financing and a private equity agreement under which we may put to investors up to $15,000,000 of our common stock.  Regardless of the ultimate amount of proceeds received from these recent financings, we anticipate that we will need to obtain additional sources of cash flows in order to continue our operations.

The private equity agreement is subject to factors and restrictions that could limit the amount we receive under the private equity agreement including our stock price, trading volume that may be affected by continued listing on the Nasdaq Capital Market, and without stockholder approval, a maximum of 6,429,828 issuable shares representing 19.99% of our total outstanding shares at August 5, 2005.  We cannot assure you as to the amount that we will receive under the private equity agreement because of uncertainties related to these and other factors.  In addition, we are seeking to increase collaborative related cash flows by expanding existing relationships based on product opportunities and to sell stock of our subsidiary, PDI, or other technology and fixed assets.  However, we cannot assure you that we will successfully obtain funds through the sale of PDI or assets, or product related revenues, as such events are subject to factors beyond our control.

Recent Developments

We applied for and were subsequently granted Orphan Drug Designation from U.S. Food and Drug Administration for our LAL therapeutic enzyme on July 14, 2005.  We and Planet Biotechnology, Inc., or Planet, expanded the companies’ biomanufacturing program to extract and purify Planet’s lead product, CaroRx(TM), a plant-made antibody to control dental caries.  We entered into a collaboration and license agreement with BioCatalytics, Inc. to develop improved enzymes for chemical synthesis.  The Company and Icon Genetics successfully completed the research phase of the collaborative biopharmaceutical program and are now entering the commercial phase of the collaboration.  These agreements and developments do not represent immediate significant cash flows to us and we cannot assure you that they will result in future revenues to the Company.

The following financings have funded our operations during the first nine months of 2005 and may provide additional funding subsequent to September 30, 2005:

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

•                  The Company entered into a three-year private equity agreement with Brittany Capital Management Limited on August 5, 2005, which permits the Company to require Brittany Capital to purchase up to $15,000,000 of our common stock.  We have a right to periodically put common shares to Brittany Capital for which it will pay the Company cash at a seven percent (7%) discount to the then market price calculated over a 10 trading day period.  We must file a registration statement on SEC Form S-1 with respect to the resale of the securities by Brittany Capital, and the registration statement must be effective prior to the first put date.  We expect an S-1 registration to be effective within 60 days from October 12, 2005, subject to the SEC Staff’s review schedule.

•                  On August 5, 2005, we issued secured promissory notes beneficially to our CEO and Robert L. Erwin, Chairman of the Board of Directors, and accompanying warrants, in exchange for loans to the Company in the amounts of $750,000 and $250,000, respectively.

•                  On October 24, 2005, we received $500,000, the under a short-term secured loan agreement with Agility and issued to Agility a ten-year warrant, entitling Agility to purchase up to 750,000 shares of our common stock.

Results of Operations

Revenues — The following table presents the changes in revenues from 2004 to 2005:

	Three Months ended September 30,				Nine Months ended September 30,
	2005	2004	Increase from 2004		2005	2004	Increase from 2004
Revenues	$1,097,000	$523,000	$574,000	110%	$2,210,000	$1,204,000	$1,006,000	84%

The revenue increase for the three and nine months ended September 30, 2005 is primarily attributed to the receipt in the third quarter of 2005 of a $0.4 million settlement with the National Institute of Environmental Health Sciences related to the termination of our contract with them on December 31, 2003 and new contracts with Bayer BioScience that started in May 2005 and the US Army Medical Research Institute of Infectious Diseases, or USAMRIID, that started in December 2004.  The contract with Bayer BioScience has not yet been extended as expected.  Consequently, quarterly revenues in the fourth quarter are expected to decrease from those in the third quarter.  If we are not able to increase revenues during 2005 and 2006 from new revenue sources, or obtain additional financing, we will not be able to sustain operations, as they presently exist.

Development agreements and research and development expenses — The following table presents the changes in total research activity expenses from 2004 to 2005:

	Three Months ended September 30,				Nine Months ended September 30,
	2005	2004	Increase (Decrease) from 2004		2005	2004	Increase (Decrease) from 2004
Development agreements	$1,521,000	$647,000	$874,000	135%	$3,446,000	$1,669,000	$1,777,000	106%
Research and development	906,000	2,304,000	(1,398,000)	(61)%	4,728,000	6,823,000	(2,095,000)	(31)%
Total research activities	$2,427,000	$2,951,000	$(524,000)	(18)%	$8,174,000	$8,492,000	$(318,000)	(4)%

Development agreements and research and development costs consist mainly of personnel expenses, outside research services, research materials and laboratory overhead costs.  Development agreement expenses, as they relate to activities performed under revenue generating research agreements and grants, have and are expected to fluctuate consistently with increases or decreases in revenues earned from research agreements and grants.  The increase in development agreement expenses from 2004 to 2005 is primarily attributed to increased efforts under new contracts with Bayer BioScience and USAMRIID, partially offset by decreases under other revenue generating research agreements.  Development agreement expenses related to the Bayer BioScience and USAMRIID contracts were $0.9 million and $0.1 million during the three months ended September 30, 2005, respectively, and $1.5 million and $0.4 million during the nine months ended September 30, 2005, respectively.  We expect development agreement expenses in the fourth quarter of 2005 to decrease from the third quarter of 2005 because the Bayer BioScience contract has not yet been extended.  Research and development expenses from 2004 to 2005 have decreased by $1.4 million and $2.1 million in the three and nine months ended September 30, respectively, as research personnel were reassigned to development agreement activities.  We expect research and development expenses in the fourth quarter of 2005 to increase from the third quarter by the amount of any decrease in development agreement expenses.  For the three months ended September 30, the decrease in total research activities was primarily attributed to a $0.3 million decrease in direct project expenses and a $0.2 million decrease in salaries and benefits costs caused by attrition.  For the nine months ended September 30, the decrease in total research activities was primarily attributed to a $0.4 million decrease in direct project expenses, partially offset by other cost increases.

General and administrative — The following table presents the changes in general and administrative expenses from 2004 to 2005:

	Three Months ended September 30,				Nine Months ended September 30,
	2005	2004	(Decrease) from 2004		2005	2004	(Decrease) from 2004
General and administrative	$1,151,000	$1,761,000	$(610,000)	(35)%	$4,297,000	$5,325,000	$(1,028,000)	(19)%

For the three months ended September 30, the decrease in general and administrative expenses was primarily attributed to a $0.5 million decrease in costs related to the Germantown, Maryland facility and a $0.1 million decrease in salaries and benefits costs caused by attrition.  The Germantown, Maryland facility was closed in 2004.  Operating and clean-up expenses were only incurred during 2004 and facility rental expense in 2005 was offset by sublease rental receipts.  For the nine months ended September 30, the decrease in general and administrative expenses is primarily attributed to a $1.3 million decrease in costs related to the Germantown, Maryland facility and a $0.2 million decrease in salaries and benefits costs, partially offset by $0.5 million increase in legal and accounting costs related to patents, financings, and SEC and Nasdaq compliance activities.

Impairment of property —  Our contract with the National Institute of Environmental Health Sciences, or NIEHS, was terminated on December 31, 2003.  We entered into a settlement agreement for reimbursement of termination costs with NIEHS and received the settlement of $370,000 on August 17, 2005.  Leasehold improvements in Germantown, Maryland were previously tested for impairment by comparing the carrying value of leasehold improvements to expected future cash flows including those from the NIEHS settlement.  An impairment test resulted from the receipt of the NIEHS settlement as it was an event indicating that the carrying value of leasehold improvements may be impaired.  Leasehold improvements were reduced by an impairment charge of $231,000.

Interest income and expense — Interest income is not significant because of our declining cash and marketable securities balances available for investment.  Interest expense was not significant in 2004 because of the small amount of our long-term debt.  With the addition of debt of $2.9 million in December 2004 and January 2005, $0.6 million in March 2005, $3.0 million in April 2005 and $1.0 million in August 2005, interest expense increased substantially in 2005.  Interest expense includes finance charges of $0.4 million and $0.8 million for the three and nine months ended September 30, 2005, respectively, related to the accretion of a debt discount due to the issuance of a warrant and the vesting of another warrant issued in connection with debt.  We expect interest expense to increase during the fourth quarter of 2005 due to the addition of debt on October 24, 2005.

Liquidity and Capital Resources

Our history of negative cash flows and our cash balance of $85,000 at September 30, 2005, raise substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows.  In an effort to mitigate this near-term concern, on October 24, 2005 we received $500,000 under a short-term secured loan, and on August 5, 2005 we secured $1,000,000 in short-term debt financing and a private equity agreement, under which we may put to investors up to $15,000,000 of our common stock.  Regardless of the ultimate amount of proceeds received from these recent financings, we anticipate that we will need to obtain additional sources of cash flows in order to continue our operations.

The private equity agreement is subject to factors and restrictions that could limit the amount we receive under the private equity agreement including our stock price, trading volume that may be affected by continued listing on the Nasdaq Capital Market, and without stockholder approval, a maximum of 6,429,828 issuable shares representing 19.99% of our total outstanding shares at August 5, 2005.  We cannot assure you as to the amount that we will receive under the private equity agreement because of uncertainties related to these and other factors and restrictions.  In addition, we are seeking to sell stock of our subsidiary, PDI, or other technology and fixed assets, and to increase collaboration-related cash flows by expanding existing relationships based on product opportunities.  However, we cannot assure you that we will successfully obtain funds through the sale of assets or PDI, or product related revenues, as such events are subject to factors beyond our control.

Net cash used in operating activities — The following table presents cash flows from operating activities for the first nine months of 2005 and 2004:

	Nine Months Ended September 30
	2005	2004
Cash paid to employees	$(4,377,000)	$(5,204,000)
Cash paid to suppliers	(4,873,000)	(7,253,000)
Total cash paid to employees and suppliers	(9,250,000)	(12,457,000)
Cash received from customers	2,148,000	1,123,000
Net interest received (paid)	(304,000)	47,000
Net cash used in operating activities	$(7,406,000)	$(11,287,000)

The decrease in cash paid to employees is the result of $0.5 million of severance benefits paid during the first nine months of 2004 to employees affected by our closure of our Germantown, Maryland facility, decreased salaries and benefits of $0.2 million attributed to attrition and $0.1 million deferral of cash compensation by certain executives.  The decrease in cash paid to suppliers is primarily the result of sublease rental receipts of $0.6 million that offset rental expense and decreased cash expenditures of $0.4 million related to our Germantown, Maryland facility, decreased research project cash expenditures of $0.4 million, and $1.1 million of increased accounts payable and accrued expenses for the nine months ended September 30, 2005.  These decreases in cash expenditures were partially offset by increases in legal and accounting expenditures.

The increase in cash received from customers is related to new contracts and the $0.4 million settlement from NIEHS.  The interest paid in 2005 is related to the increased debt load.  We expect the negative operating cash flows in the fourth quarter of 2005 to be similar to those of the third quarter of 2005.  If significant cash is received through financing or partnership events, operating cash payments will increase as we reduce current liabilities.

Net cash used in investing activities — We spent $0.2 million on capital expenditures during the first nine months of 2005.  We have no material capital expenditure commitments at September 30, 2005.  We anticipate that our biomanufacturing facility in Owensboro, Kentucky, may require capital expenditures to support our business objectives if we sign revenue-generating contracts.

Net cash provided by financing activities — In 2000 we received net proceeds of $88.8 million from our initial public offering, which sustained our operations through 2003.  Financing activities have not provided significant cash flows from 2001 through 2003.  In addition to the private equity agreement and $0.5 million and $1.0 million short-term debt financing described above, we have raised cash through the following transactions.

On March 8, 2004, we received net proceeds of approximately $7.5 million in a private placement of common stock.

On December 17, 2004, we entered into a $2.9 million loan agreement, with an initial advance of $1.0 million received on December 20, 2004, and a second advance of $1.9 million received on January 14, 2005.  Borrowings under the loan bear interest at 8% and are secured by our assets located at our Owensboro, Kentucky facility and certain patented intellectual property and related know-how.

On March 3, 2005, we issued a $600,000 convertible promissory note, or Note, to Kevin J. Ryan, our CEO.  The Note was converted into 631,579 shares of our common stock on June 29, 2005 at a conversion price of $.95 per share according to the terms of the Note.

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

Our cash balance was $85,000 at September 30, 2005, and we have incurred negative operating cash flows of $7,406,000 during the first nine months of 2005 and $14,566,000 during the year ended December 31, 2004.  We have realized significant net losses in recent years and in the nine months ended September 30, 2005.  Based upon our current cash balance, our current rate of negative operating cash flows and the expected cost to complete the development of our products, we cannot assure you that we will be able to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should we be unable to continue as a going concern.

Our revenues were $2,210,000 for the nine months ended September 30, 2005 and $1,767,000 for the year ended December 31, 2004.  We may be required to further reduce our operating costs by further restructuring our operations or reducing the scope of our development programs.  These actions would adversely affect our ability to generate new sources of revenue.  If we are unable to obtain additional sources of financing in addition to our agreements with Agility and Brittany, we will not be able to sustain our operations.

Our product development programs need substantial additional funding to be commercialized and if we do not receive this funding, our business strategy may be delayed or abandoned.

Our recombinant Aprotinin, Alpha-galactosidase A, Interferon alpha 2a and 2b and Lysosomal acid lipase require clinical trials to prove their efficacy and safety for pharmaceutical applications.  We do not have sufficient working capital to complete all phases of clinical trials.  Our PDI subsidiary requires funding for its start-up activities.  If we are unable to raise sufficient financing or collaborative funding, we may delay or abandon some of our product development initiatives, which would likely harm our business.

Our working capital is not sufficient to fund our operations or all of our product development initiatives, and as a result, our business strategy may be delayed or abandoned.

We require substantial working capital to continue our product development programs and to fund our operations.  In addition, the risks inherent in developing innovative products or platforms, such as recombinant Aprotinin, Alpha-galactosidase A, Interferon alpha 2a and 2b, Lysosomal acid lipase and BAMF technology diagnostic tests make it difficult to forecast with certainty the capital required to commercialize our products.  We may attempt to raise this capital through public or private equity financings or through collaborations or strategic partnerships.  We cannot assure you that we will be able to obtain additional financing on commercially reasonable terms, if at all.  Our recent operating results and our current stock price may limit our ability to raise capital by selling and issuing additional equity securities.  If additional funds are raised through the issuance of equity securities or convertible debt securities, the percentage ownership of our then-current stockholders would be reduced and the value of their investments might decline.  In addition, any new securities issued might have rights, preferences or privileges senior to those securities held by our existing stockholders.  Certain of our assets are encumbered by security interests that secure outstanding loans.  If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants or high rates of interest, and our assets could become further encumbered, which would limit our ability to borrow in the future.  We may be unsuccessful in entering into any new collaboration or strategic partnership that results in significant working capital or revenue.  Further, any significant revenues we generate from such collaborations or partnerships may not be realized for several quarters or years, as regulatory approval and other matters could impede commercialization of these products.  If we are unable to raise sufficient additional capital, we may have to curtail or cease operations.

Our stock could be delisted from the Nasdaq Capital Market if it does not meet its continued listing requirements and as a result, our stock may lose its liquidity.

On June 16, 2005, August 24, 2005 and September 6, 2005, we received notices from the staff of the Nasdaq Stock Market (“Nasdaq”) that we do not comply with certain Marketplace Rules.  Specifically, the Nasdaq staff has stated that we do not currently comply with Marketplace Rule 4310(c)(4) (the “Rule”), which is a requirement for continued listing on the Nasdaq Capital Market, because the bid price of our common stock has closed below the minimum $1.00 per share requirement for 30 consecutive business days.

Marketplace Rule 4310(c)(8)(D) provides, and Nasdaq has afforded, us a cure period of 180 calendar days to regain compliance, which ends on December 13, 2005.  Our common stock will continue to be listed on the Nasdaq Capital Market during this cure period.  The Nasdaq staff has stated that if at anytime on or before December 13, 2005, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide written notification that we have achieved compliance with the Rule, subject to the Nasdaq staff’s discretion to extend such 10 consecutive business day period under Marketplace Rule 4310(c)(8)(E).  The Nasdaq staff has stated that if compliance with the Rule cannot be demonstrated by December 13, 2005, the Nasdaq staff will determine whether we meet the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement.  The Nasdaq staff has stated that if we meet the initial listing criteria, the Nasdaq staff will notify us that we have been granted an additional 180 calendar day compliance period.

We will seek to regain compliance within this cure period.  Our management and board of directors are considering alternatives to address compliance with the continued listing standards of the Nasdaq Capital Market, which may include a reverse stock split.

Holders of common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of common stock in connection with the private equity agreement.  Such holders will experience increased dilution with decreases in the market value of our common stock.

The shares issuable under the private equity agreement will be purchased at a discount to the then-current market price, which will result in dilution upon issuance.  The lower the market price of our common stock at the time we put shares, the more shares of common stock we would be required to issue, if such shares are available for issuance, resulting in further dilution.

We may not be able to enter into collaborations with pharmaceutical, biotechnology and other companies necessary to fully develop and commercialize our products, which could result in substantial harm to our ability to derive revenue from future products.

We are independently developing potential therapeutic and diagnostic products.  However, we expect to develop and commercialize most of our future products in collaboration with pharmaceutical, biotechnology and other companies.  For example, our strategy concerning our recombinant Aprotinin, Alpha-galactosidase A, Interferon alpha 2a and 2b, Lysosomal acid lipase and BAMF technology diagnostic tests involves seeking partners to complete the development and commercialization of these products.  We cannot assure you that such collaborative arrangements will be available to us on acceptable terms, or at all.  If our cash flows continue to deteriorate or we take significant steps to reduce our expenses, potential partners may question our ability to perform and choose not to do business with us, which would make it harder for us to find a partner and would harm our ability to commercialize our products.  Our success will depend in large part on our ability to enter into future collaborations with other companies for the financing of development and/or regulatory approval and commercialization of our products.

We may be dependent on our collaborators to develop and commercialize our products, which could result in substantial harm to our ability to derive revenue from future products.

Our reliance upon other companies for their development and commercialization capabilities will reduce our control over such activities and could make us dependent upon them.  Furthermore, obtaining funds through arrangements with collaborative partners or others may require us to relinquish our rights to certain technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, or to sell or license our rights to certain products or technologies on terms that are worse than we might have been able to obtain in a different environment.  To date, we have entered into only a limited number of collaborations.  Some of our existing agreements provide us with rights to participate financially in the commercial development of products resulting from the use of our technologies.  We may be unable to obtain such rights in future collaborations.  In addition, unforeseen delays or complications could arise and result in the breach of our contractual obligations with our collaborators and others, or us not being able to perform at the quality and capacity levels required for success.

We may be unable to recruit and retain senior management and other key scientific personnel on whom we are dependent, which could substantially harm our ability to generate future revenue.

Three members of our senior management terminated their employment with us during 2004 and the first six months of 2005.  The loss of a number of our senior management or other key scientific personnel could significantly harm our business, cause collaborators to cease doing business with us, cause potential collaborators to decline to do business with us, or inhibit our research and development and commercialization efforts.  None of our key personnel are subject to employment agreements that prevent them from leaving our employment.  We face competition for research scientists and technical staff from other companies, academic institutions, government entities, nonprofit laboratories and other organizations.  We have implemented 10% cash salary reductions substituting non-cash stock compensation for our highest paid employees to conserve cash.  In addition, we adhere to an eighteen-month salary review process for senior personnel.  Our compensation practices may be less attractive compared to our competition.  Failure to recruit and retain senior management and scientific personnel on acceptable terms may prevent us from achieving our business objectives.

We are in the early or middle stages of product commercialization, and we may not be able to successfully develop our products and technologies nor sustain commercial use of our technology, which could harm our ability to generate future revenue.

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

We are in new and developing fields and there may not be a market for our technologies, which would harm our ability to generate future revenue.

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

Alternative technologies may supersede our technologies or make them noncompetitive, which could harm our ability to generate future revenue.

Genomics, proteomics, biomanufacturing and bioinformatics are intensely competitive fields.  They are characterized by extensive research efforts, which result in rapid technological progress that can render existing technologies obsolete or economically noncompetitive.  If our competitors succeed in developing more effective technologies or render our technologies obsolete or noncompetitive, our business will suffer.  Many universities, public agencies and established pharmaceutical, biotechnology, health care, chemical and other life sciences companies with substantially greater resources than we have are developing and using technologies and are actively engaging in the development of products similar to or competitive with our products and technologies.  Like us, our competitors are using proteomics and genomics technologies to identify potential drug targets, therapeutic proteins and diagnostic marker proteins.  Our ability to invest in these technologies has been substantially impaired as a result of lack of capital.  To remain competitive, we must continue to invest in new technologies and improve existing technologies.  If our revenues and cash flows do not improve significantly, we will not have the resources to continue such investment.

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

Competition with our collaborators’ products, intellectual property disputes and other conflicts with collaborators or licensees could harm our business.

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

We must enter into agreements with third parties to provide sales and marketing services, or develop these capabilities or we may not be able to successfully commercialize our products and technologies.

Although we plan to enter into sales and marketing arrangements with third parties, we may not be able to enter into these arrangements on favorable terms, if at all.  We believe we must also expand our business development force with sufficient technical expertise to generate demand for our products and technologies.  Without additional capital, we will not be able to expand our workforce.  The inability to hire business development personnel or contract for effective sales and marketing capabilities would significantly impair our ability to commercialize our products and technologies.

We may not be able to successfully manufacture products in commercial quantities or at acceptable costs, which could greatly harm our ability to generate future revenue.

Our biomanufacturing facility in Owensboro, Kentucky uses plant-based manufacturing methodology that has not been generally accepted by the pharmaceutical industry.  We do not have sufficient manufacturing experience on a variety of different products to confidently predict costs and production capabilities on new product opportunities with accuracy.  Accordingly, we may not be able to successfully manufacture products in commercial quantities or at acceptable costs.

Our existing executive officers, directors and principal stockholders collectively own 22.1% of our outstanding stock, which might enable them to collectively influence significant corporate transactions that require stockholder approval.

Our directors, our executive officers and principal stockholders affiliated with our directors and executive officers beneficially own, in the aggregate, approximately 22.1% of our outstanding common stock as of November 10, 2005.  The concentration of ownership in combination with other common stockholders may collectively influence significant corporate transactions such as mergers, changes in control, consolidation or sale of some or all of our assets, and other significant corporate transactions requiring shareholder approval.

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

USDA rules could adversely affect us or our collaborators, which could substantially harm our ability to generate future revenue.

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

We may not be able to protect our trade secrets.

We generally control the disclosure and use of our trade secrets using confidentiality agreements.  It is possible, however, that:

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

(b)  Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2005, we entered into a three-year private equity agreement that was amended and restated on October 12, 2005 with Southridge Capital Management LLC’s advised fund, Brittany Capital Management Limited, which permits us to require Brittany Capital to purchase up to $15,000,000 of LSBC common stock.  We have a right to periodically put common shares to Brittany Capital for which it will pay LSBC cash at a seven percent (7%) discount to the then market price calculated over a 10 trading day period.  Each put transaction must have a minimum purchase price of $25,000 and the number of shares issuable is limited to a maximum of five hundred percent (500%) of the weighted average volume for the twenty (20) trading days immediately preceding the put date, up to 4.99% of all of our outstanding common stock on a transaction closing date.  The agreement commits LSBC to put shares having a minimum aggregate purchase price of $2,000,000 and a maximum aggregate purchase price of $15,000,000 over the term of the agreement.  A fee of up to $140,000 is owed to Brittany if the total put shares have a value of less than the minimum aggregate purchase price.  The maximum aggregate number of shares put to Brittany Capital may not exceed 19.99% of our currently outstanding common stock, or approximately 6,430,000 shares, unless we seek and obtain stockholder approval in accordance with rules and requirements of the NASD and the Nasdaq Capital Market.  The agreement terminates at the earlier of Brittany Capital having purchased the maximum number of shares allowed; the Company’s common stock no longer lists on a principal stock market; or three years.  The private equity agreement was issued in reliance on the exemption from registration provided by Section 4(2) of the Act, on the basis that its issuance did not involve a public offering, no underwriting fees or commissions were paid by us in connection with such sale and Brittany Capital Management Limited is an “accredited investor,” as defined in the Act.

In connection with the secured promissory notes issued on August 5, 2005, the Company issued common stock purchase warrants that may be exercised commencing on February 5, 2006 and which expire on February 5, 2011. Mr. Ryan and Mr. Erwin, the Investors, may purchase up to 462,963 and 154,321 shares, respectively, of the Company’s common stock at the exercise price of $0.81 per share, the closing bid price of the Company’s common stock on August 4, 2005.  The Investors have the piggyback registration rights for the Company’s stock issued to the Investors upon exercise of their warrants.  The warrants were issued under Section 4(2) of the Securities Act of 1933 in reliance upon the provisions of Regulation D promulgated thereunder and were made without general solicitation or advertising.  The Investors are accredited investors and have access to all relevant information to evaluate the investment and represented to us that the shares were being acquired for investment.

In connection with the short-term secured loan, or Loan, with Agility Capital, LLC, or Agility, effective on October 24, 2005, the Company issued a common stock purchase warrant, or Warrant.  The Warrant gives Agility the right to purchase shares of our common stock numbering 500,000 on October 24, 2005, 50,000 additional shares upon the second advance, 75,000 additional shares upon the third advance, and 125,000 additional shares upon the fourth advance under the Loan.  The Warrant expires on December 31, 2015.  The number of shares issued under this Warrant may increase by an amount in excess of 1% of Company’s outstanding fully diluted stock upon an event of default under the Loan or failure to register the shares of common stock to be issued under the Warrant.  The Warrant’s exercise price is the lower of $0.68 or the average closing price of our common stock for the thirty trading days prior to the exercise date.  The exercise price and the number of shares exercisable will be adjusted if we sell, issue or grant additional shares of our common stock or common stock equivalents at less than $0.68 per share.  Agility may elect to exercise the Warrant without cash consideration by reducing the number of shares received upon exercise.  The Warrant was issued under Section 4(2) of the Securities Act of 1933 in reliance upon the provisions of Regulation D promulgated thereunder and were made without general solicitation or advertising.  Agility is an accredited investor and has access to all relevant information to evaluate the investment and represented to us that the shares were being acquired for investment.

Item 6.  Exhibits

List of Exhibits:

Exhibit	Exhibit	Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
4.1	Amended and Restated Rights Agreement dated June 29, 2005 between the Registrant and American Stock Transfer and Trust Company	8-K	07/6/05	4.1
4.2	Private Equity Credit Agreement and related exhibits dated August 5, 2005 between Registrant and Brittany Capital Management Limited.	8-K	08/11/05	4.1
4.3	Common Stock Purchase Warrant dated August 5, 2005 to purchase 462,963 shares of common stock, issued by the Registrant to Kevin J. Ryan.	8-K	08/11/05	4.2
4.4	Common Stock Purchase Warrant dated August 5, 2005 to purchase 154,321 shares of common stock, issued by the Registrant to Robert Erwin.	8-K	08/11/05	4.3
10.1	Secured Promissory Note dated August 5, 2005 between Registrant and Kevin J. Ryan.	8-K	08/11/05	10.1
10.2	Secured Promissory Note dated August 5, 2005 between Registrant and Robert Erwin.	8-K	08/11/05	10.2
10.3	Note and Warrant Purchase Agreement dated August 5, 2005 between Registrant and Kevin J. Ryan and Robert Erwin.	8-K	08/11/05	10.3
10.4	Security Agreement dated August 5, 2005 between Registrant and Kevin J. Ryan and Robert Erwin.	8-K	08/11/05	10.4
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Large Scale Biology Corporation

Date: November 18, 2005	By:	/s/ Ronald J. Artale
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